Form 10-K
period 2009-11-01
Avago Technologies Finance Pte. Ltd.
filed 2009-12-15
CIK 1376403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(MARK ONE)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 1, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 333-137664

Avago Technologies Finance Pte. Ltd.

(Exact Name of Registrant as Specified in Its Charter)

Singapore	N/A
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1 Yishun Avenue 7 Singapore 768923	N/A
(Address of Principal Executive Offices)	(Zip Code)

(65) 6755-7888

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of class	Name of each exchange on which registered
None	Not applicable

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s voting and non-voting ordinary shares held by non-affiliates as of May 1, 2009, the last business day of the Registrant’s most recently completed second fiscal quarter was zero. The Registrant is a privately held company and there is no public trading market for its ordinary shares.

As of November 1, 2009, the Registrant had 226,460,262 ordinary shares outstanding.

Documents Incorporated by Reference

Information required in response to Part III of this Annual Report on Form 10-K but omitted therefrom is hereby incorporated by reference from the definitive Proxy Statement of Avago Technologies Limited, the indirect parent of the Registrant, relating to Avago Technologies Limited’s 2010 Annual Meeting of Shareholders, to be filed within 120 days after its fiscal year ended November 1, 2009. Except as expressly incorporated by reference, the Proxy Statement of Avago Technologies Limited shall not be deemed to be a part of this Annual Report on Form 10-K.

AVAGO TECHNOLOGIES FINANCE PTE. LTD

2009 ANNUAL REPORT ON FORM 10-K

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws and particularly in Item 1: “Business,” Item 1A:”Risk Factors,” Item 3: “Legal Proceedings” and Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K. These statements are indicated by words or phrases such as anticipate,” expect,” outlook,” foresee,” believe,” could,” intend,” will,” and similar words or phrases. These forward-looking statements are based on current expectations, estimates, forecasts and projections of our or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. For Avago, particular uncertainties which could adversely or positively affect future results include cyclicality in the semiconductor industry or in our end markets; the recent financial crisis and its impact on our business, results of operations, and financial condition; fluctuations in interest rates; our ability to generate cash sufficient to service our debt and to fund our research and development, capital expenditures and other business needs; our increased dependence on outsourced service providers for certain key business services and their ability to execute to our requirements; our dependence on contract manufacturing and outsourced supply chain; quarterly and annual fluctuations in operating results; loss of our significant customers; our ability to maintain tax concessions in certain jurisdictions; our ability to protect our intellectual property; our competitive performance and ability to continue achieving design wins with our customers; any expenses associated with resolving customer product and warranty claims; our ability to achieve the growth prospects and synergies expected from our acquisitions; delays and challenges associated with integrating acquired companies with our existing businesses; our ability to improve our cost structure through our manufacturing outsourcing program; and other events and trends on a national, regional and global scale, including those of a political, economic, business, competitive and regulatory nature. For a discussion of some of the factors that could cause actual results to differ materially from our forward-looking statements, see the discussion on risk factors that appears in Part I, Item 1A of this Annual Report on Form 10-K and other risks and uncertainties detailed in this and our other reports and filings with the Securities and Exchange Commission, or SEC. We undertake no obligation to update forward-looking statements to reflect developments or information obtained after the date hereof and disclaim any obligation to do so.

References in this Annual Report on Form 10-K to “Avago”, “Company”, “we”, “our”, or “us” refer to Avago Technologies Finance Pte. Ltd. and its subsidiaries, on a consolidated basis, unless otherwise indicated or the context otherwise requires. References in this Annual Report on Form 10-K to “Parent” refer to Avago Technologies Limited, the indirect parent of Avago Technologies Finance Pte. Ltd.

ITEM 1.	BUSINESS

Overview

We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. We differentiate ourselves through our high performance design and integration capabilities. III-V semiconductor materials have higher electrical conductivity, enabling faster speeds and tend to have better performance characteristics than conventional silicon in applications such as RF and optoelectronics. Our product portfolio is extensive and includes approximately 7,000 products in four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation, displays, optical mice and printers.

We have a 40-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes more than 5,000 U.S. and foreign patents and patent applications.

We have a diversified and well-established customer base of approximately 40,000 end customers which we serve through our multi-channel sales and fulfillment system. We distribute most of our products through our broad distribution network, and we are a significant supplier to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large original equipment manufacturers, or OEMs. For the year ended November 1, 2009, our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from continuing operations.

We focus on maintaining an efficient global supply chain and a variable, low-cost operating model. Accordingly, we have outsourced a majority of our manufacturing operations. We have over 35 years of operating history in Asia, where approximately 58% of our employees are located and where we produce and source the majority of our products. Our presence in Asia places us in close proximity to many of our customers and at the center of worldwide electronics manufacturing.

Our Competitive Strengths

Our leadership in the design, development and supply of III-V analog semiconductor devices in our target markets is based on the following competitive strengths:

Leading designer and manufacturer of III-V analog semiconductor devices. RF and optoelectronic design requires a deep understanding of complex material interactions, device structures, and the operation of associated manufacturing processes. Our engineering expertise includes combining III-V semiconductors with many other components into application specific products that enable entire electronic systems or sub-systems. In addition, our differentiated multi-chip packaging expertise improves the integration of our products into customer systems as well as the performance of those systems. Our expertise in these areas allows us to effectively design and manufacture our products using specialized, highly conductive materials that are especially suited for RF and optoelectronics products. We design products that deliver high-performance and provide mission-critical functionality. In particular, we were a pioneer in commercializing vertical-cavity surface emitting laser, or VCSEL, fiber optic products and our VCSEL-based products have been widely adopted throughout the wired infrastructure industry. In addition, we were the first to deliver commercial film bulk acoustic resonator, or FBAR, filters for code division multiple access, or CDMA, technology and we believe we maintain a significant market share of PCS duplexers within the CDMA market. In optoelectronics, we are a market leader in submarkets such as optocouplers, fiber optic transceivers and optical computer mouse sensors.

Significant intellectual property portfolio and research and development targeting key growth markets. We are a technology leader in our industry, with over 40 years of operating history and innovation dating back to our origins within Hewlett-Packard Company. Our reputation for product quality and our strong foundation of intellectual property are supported by a portfolio of more than 5,000 U.S. and foreign patents and patent applications. Our history and market position enable us to strategically focus our research and development resources to address attractive target markets. We leverage our significant intellectual property portfolio to integrate multiple technologies and create component solutions that target growth opportunities. We have also developed specialty process technologies with respect to our RF and optoelectronic products that provide differentiated product performance, are difficult to replicate and create barriers to entry for potential competitors. For example, we have recently launched a high data rate fiber optic transceiver with a much smaller footprint than the previous generation and also developed 65nm high speed serializers/deserializers, or SerDes. Our product development efforts are supported by a large team of design engineers, a number of whom have many years of experience in analog design.

Large and broadly diversified business provides multiple growth opportunities. Our sales are broadly diversified across products, customers, sales channels, geographies and target markets. We offer more than 7,000 products to approximately 40,000 end customers in our four primary target markets. We have generated substantial sales in key markets across the globe including the Americas, Europe, Asia/Pacific and Japan. See Note 16 to the Consolidated Financial Statements for additional financial information based on our geographic regions. For the fiscal year ended November 1, 2009, wireless communications contributed 42%, wired infrastructure contributed 26%, industrial and automotive electronics contributed 22%, and consumer and computer peripherals contributed 10%, of our net revenue from continuing operations, respectively. The diversity of our customers, target markets and applications provides us with multiple growth opportunities.

Established, collaborative customer relationships with leading OEMs. We have established strong relationships with leading global customers across multiple target markets. Typically, our major customer relationships have been in place multiple years and we have supplied multiple products during that time period. Our close customer relationships have often been built as a result of years of collaborative product development which has enabled us to build our intellectual property portfolio and develop critical expertise regarding our customers’ requirements, including substantial system-level knowledge. This collaboration has provided us with key insights into our customers and has enabled us to be more efficient and productive and to better serve our target markets and customers. As a result, we believe we also have early insight into new technology trends and developments. Additionally, our extensive network of field applications engineers, or FAEs, enhances our customer reach and our visibility into new product opportunities.

Highly efficient operating model. We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing. We outsource standard complementary metal-oxide semiconductor, or CMOS, processes. Our primarily outsourced manufacturing business model provides the flexibility to respond to market opportunities, simplifies our operations and reduces our capital requirements. In addition, by outsourcing production rather than making substantial investments in production facilities, we have been able to generate attractive returns on invested capital, while remaining responsive to the rapidly evolving requirements of our customers. Moreover, approximately 58% of our employees are located in Asia which enables us to reduce our manufacturing and operating costs. We were one of the first semiconductor companies to establish a presence in Asia over 35 years ago, and we believe we have developed significant manufacturing and operating efficiencies in the region. We have structured our operations to maximize income in countries where income tax rates are low or where tax incentives have been extended to us to encourage investment.

Strategy

Our goal is to continue to be a global market leader in the design, development and supply of III-V analog semiconductor devices in our target markets. Key elements of our strategy include:

Rapidly introduce proprietary products. We believe our current product expertise, key engineering talent and intellectual property portfolio provide us with a strong platform from which to develop application specific products in key target markets. We focus our research and development efforts on the development of innovative, sustainable and higher value product platforms. We leverage our design capabilities in markets where we believe our innovation and reputation will allow us to earn attractive margins by developing high value-add products. For example, we are using our expertise in VCSEL technology and parallel optics to develop high bandwidth fiber optic transceiver products that enable data center and storage network virtualization.

Extend our design expertise, intellectual property and technology capabilities. We continue to build on our history of innovation, intellectual property portfolio, design expertise and system-level knowledge to create more integrated solutions. We intend to continue to invest in the development of future generations of our products to meet the increasingly higher performance and lower cost requirements of our customers. We intend to leverage our engineering capabilities in III-V semiconductor devices and continue to invest resources in recruiting and developing additional expertise in the areas of radio frequency microelectromechanical systems, or RF MEMs, filters and front end modules, high speed SerDes that enable high bandwidth switch and router connectivity, and a wide range of optoelectronics technologies.

Focus on large, attractive markets where our expertise provides significant opportunities. We intend to expand our product offerings to address existing and adjacent market opportunities, and plan to selectively target attractive segments within large established markets. We target markets that require high quality and the integrated performance characteristics of our products. For example, we are applying our RF expertise to develop front-end modules for 3G wireless handsets. Our development of FBAR MEMs filter products and their adoption by customers has provided us a leadership position in the CDMA cellular phone market, and we expect to be a significant contributor to front end modules in the next generation 3G cellular phones.

Increase breadth and depth of our customer relationships. We continue to expand our customer relationships through collaboration on critical design and product development activities. Customers can rely on our system-level expertise to improve the quality and cost-effectiveness of their products, accelerate time-to-market and improve overall product performance. Our FAEs and design engineers are located near many of our customers around the world enabling us to support our customers in each stage of their product development cycle, from early stages of product design through volume manufacturing and future growth. By collaborating with our customers, we have opportunities to develop high value-added, customized products for them that leverage our existing technologies. We can then market variations of these products to other customers. We believe our collaborative relationships enhance our ability to anticipate customer needs and industry trends and will allow us to gain market share and penetrate new markets.

Continue to pursue a flexible and cost-effective manufacturing strategy. We believe that utilizing outsourced service providers for our standard CMOS manufacturing and for nearly all assembly and test activities enables us to respond faster to rapidly changing market conditions. We aim to minimize capital expenditures by focusing our internal manufacturing capacity on products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing. We have outsourced a majority of our manufacturing operations and we maintain significant focus on managing an efficient global supply chain and a variable, low-cost operating model.

Markets and Products

In each of our target markets, we have multiple product families that primarily provide OEMs with component or subsystem products. Our product portfolio ranges from simple discrete devices to complex sub-systems that include multiple device types and incorporate firmware for interface between digital systems. In some cases, our products include mechanical hardware that interfaces with optoelectronic or capacitive sensors.

Wireless Communications. We support the wireless industry with a broad variety of RF semiconductor devices, including monolithic microwave integrated circuit filters and duplexers using our proprietary FBAR technology, front end modules that incorporate multiple die into multi-function RF devices, diodes and discrete transistors. Our expertise in amplifier design, FBAR technology and module integration capability enables us to offer industry-leading efficiency in RF transmitter applications, including an integrated Optical Finger Navigation (OFN) device to replace the mechanical trackball on certain high-end mobile phones. Our proprietary GaAs processes are critical to the production of power amplifier and low noise amplifier products. In addition to RF devices, we provide a variety of optoelectronic sensors for mobile handset applications. We also supply LEDs for camera-phone flashes and for backlighting applications in mobile handset keypads, as well as sensors for backlighting control.

Wired Infrastructure. In the storage and Ethernet networking markets, we supply transceivers that receive and transmit information along optical fibers. We provide a range of product bandwidth options for customers, including options ranging from 125 MBd Fast Ethernet transmitters and receivers to 10 Gigabit transceivers. We supply parallel optic transceivers with as many as 12 parallel channels for high performance core routing and server applications. For enterprise networking and server I/O applications, we also supply high speed SerDes products integrated into application specific integrated circuits, or ASICs.

Industrial and Automotive Electronics. We provide a broad variety of products for the general industrial, automotive and consumer appliance markets. We offer optical isolators, or optocouplers, which provide electrical insulation and signal isolation for signaling systems that are susceptible to electrical noise or interference. Optocouplers are used in a diverse set of applications, including industrial motors, automotive systems including those used in hybrid engines, power generation and distribution systems, switching power supplies, motion sensors, telecommunications equipment, consumer appliances, computers and office equipment, plasma displays, and military electronics. For industrial motors and robotic motion control, we supply optical encoders, as well as integrated circuits, or ICs, for the controller and decoder functions. For electronic signs and signals, we supply LED assemblies that offer high brightness and stable light output over thousands of hours, enabling us to support traffic signals, large commercial signs and other displays. For industrial networking, we provide Fast Ethernet transceivers using plastic optical fiber that enable quick and interoperable networking and factory automation.

Consumer and Computing Peripherals. We manufacture motion control encoders that control the paper feed and print head movement in printers and other office automation products. We were an early developer of image sensors for optical mouse applications, using LEDs and CMOS image sensors to create a subsystem that can detect motion over an arbitrary desktop surface. We are a leading supplier of image sensors for optical mice today, and have launched a new line of laser-based mouse products with improved precision. Displays, especially in notebook computer applications, use our products for LED backlighting and our sensors to control display brightness based on ambient light conditions.

The table below presents the major product families, major applications and major end customers in our four primary target markets.

Target Market	Major Product Families	Major Applications	Major End Customers
Wireless Communications	• RF amplifiers • RF filters • RF front end modules (FEMs) • Ambient light sensors • LEDs • Low noise amplifiers	• Voice and data communications • Camera phone • Keypad and display backlighting • Backlighting control • Base stations	• LG Electronics Inc. • Samsung Electronics Co., Ltd.

Target Market	Major Product Families	Major Applications	Major End Customers
• mm-wave mixers • Optical Finger Navigation (OFN) • Diodes

Wired Infrastructure	• Fiber optic transceivers • Serializer/deserializer (SerDes) ASICs	• Data communications • Storage area networking • Servers	• Brocade Communications Systems, Inc. • Cisco Systems Inc. • Hewlett-Packard Company • International Business Machines Corp. • Juniper Networks Inc.

Industrial and Automotive Electronics	• Fiber optic transceivers • LEDs • Motion control encoders and subsystems • Optocouplers	• In-car infotainment • Displays • Lighting • Factory automation • Motor controls • Power supplies	• ABB Ltd. • Siemens AG

Consumer and Computing Peripherals	• Optical mouse sensors • Motion control encoders and subsystems	• Optical mice • Printers • Optical disk drives	• Hewlett-Packard Company • Logitech International S.A. • Primax Electronics Ltd.

Research and Development

We are committed to continuous investment in product development. Many of our products have grown out of our own research and development efforts, and have given us competitive advantages in certain target markets due to performance differentiations. In recent years, we have launched a new line of RF components, a variety of fiber optic transceivers, 65nm high speed SerDes integrated circuits, updated optocoupler products, optical encoders, as well as new ambient light photo sensor and proximity sensor products. In addition, our team of engineers works closely with many of our customers to develop and introduce products that address the specific requirements of those customers.

We plan to continue investing in product development to drive growth in our business. We also invest in process development and maintain fabrication capabilities in order to optimize processes for devices that are manufactured internally. Research and development expenses were $245 million, $265 million, and $205 million for the years ended November 1, 2009, November 2, 2008, and October 31, 2007, respectively. We anticipate that we will continue to make significant research and development expenditures in order to maintain our competitive position with a continuous flow of innovative and sustainable product platforms. As of November 1, 2009, we had approximately 1,100 employees dedicated to research and development at multiple locations around the world.

We also have research and development alliances with partners and ongoing technology sharing relationships with our principal contract manufacturers. We anticipate that we will continue to employ research and development alliances to maximize the impact of our internal research and development investment.

Customers, Sales, Marketing and Distribution

We have a diversified and historically stable customer base. In the year ended November 1, 2009, no customer accounted for 10% or more of our net revenue from continuing operations, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from continuing operations.

We sell our products through a network of distributors and our direct sales force globally. Our customers require timely delivery often to multiple locations around the world. We have strategically developed distributor relationships to serve tens of thousands of customers. Our direct sales force is focused on supporting our large OEM customers. Within North America, we also complement our direct sales force with a network of manufacturing sales representative companies to cover our emerging OEM customers in order to ensure these customers receive the proper level of attention and support. Our main global distributors are Arrow Electronics, Inc. and Avnet, Inc., complemented by a number of specialty regional distributors with customer relationships based on their respective product ranges. We also provide a broad range of products and applications-related information to customers and channel partners, via the Internet.

As of November 1, 2009, our sales and marketing organization consisted of approximately 400 employees, many of whom have responsibility for emerging accounts, for large, global accounts, or for our distributors. Our sales force has specialized product and service knowledge that enables us to sell specific offerings at key levels throughout a customer’s organization.

As part of our global reach, we have 11 sales offices located in nine countries, with a significant presence in Asia, which is a key center of the worldwide electronics supply chain. Many of our customers design products in North America or Europe that are then manufactured in Asia. We maintain dedicated regional customer support call centers, where we address customer issues and handle logistics and other order fulfillment requirements. We are well-positioned to support our customers throughout the design, technology transfer and manufacturing stages across all geographies.

Operations

A majority of our manufacturing operations are outsourced and we utilize external foundries to fabricate our semiconductors including Taiwan Semiconductor Manufacturing Company Ltd., or TSMC. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries, including our high speed SerDes ICs, LEDs, and LED-based displays. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes to protect our intellectual property and to develop the technology for manufacturing, and we outsource standard CMOS processes. Examples of internally fabricated semiconductors include RF GaAs amplifiers and VCSEL-based lasers for fiber optic communications. The majority of our internal III-V semiconductor wafer fabrication is done in the United States and Singapore. As of November 1, 2009, approximately 1,400 manufacturing employees are devoted to internal fabrication operations as well as outsourced activities. For selected customers, we maintain finished goods inventory near or at customer manufacturing sites to support their just-in-time production.

Materials and Suppliers

Our manufacturing operations employ a wide variety of semiconductors, electromechanical components and assemblies and raw materials. We purchase materials from hundreds of suppliers on a global basis. These supply relationships are generally conducted on a purchase order basis. While we have not experienced any difficulty in obtaining the materials used in the conduct of our business and we believe that no single supplier is material, some of the parts are not readily available from alternate suppliers due to their unique design or the length of time necessary for re-design or qualification. Our long-term relationships with our suppliers allow us to proactively manage our technology development and product discontinuance plans, and to monitor our suppliers’ financial health. Some suppliers may nonetheless extend their lead times, limit supplies, increase prices or cease to produce necessary parts for our products. If these are unique components, we may not be able to find a substitute quickly, or at all. To address the potential disruption in our supply chain, we use a number of techniques, including qualifying multiple sources of supply where practicable, redesign of products for alternative components and purchase of incremental inventory for supply buffer.

Competition

The global semiconductor market is highly competitive. While no company competes with us in all of our target markets, our competitors range from large, international companies offering a wide range of products to smaller companies specializing in narrow markets. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. The competitive landscape is changing as a result of a trend toward consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings and as new companies enter the market. Additionally, our ability to compete effectively depends on a number of factors, including: quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support.

In the wireless communications target market, we provide RF amplifiers, filters, modules and LEDs for mobile phones. Our primary competitors for this target market are Hittite Microwave Corporation, RF Micro Devices, Inc., Skyworks Solutions, Inc. and TriQuint Semiconductor, Inc. We compete based on our expertise in amplifier design, FBAR technology and module integration. We also compete against a number of smaller, niche wireless players based on our proprietary design expertise, broad product portfolio, proprietary material processes and integration expertise.

In the wired infrastructure target market, we provide fiber optic transceivers and SerDes ASICs for high-speed data communications and server applications. Our primary competitors for this target market are Finisar Corporation, International Business Machines Corp. Microelectronics Division, ST Microelectronics N.V. and Texas Instruments Incorporated. We compete based on the strength of our high speed proprietary design expertise, our customer relationships, proprietary process technology and broad product portfolio.

In the industrial and automotive electronics target market, we provide fiber optic transceivers for communication networks, LEDs for displays, motion control encoders and subsystems and optocouplers for factory automation and motor controls. Our primary competitors for this target market are Analog Devices, Inc., Heidenhain Corporation, NEC Electronics Corporation and Toshiba Corporation. We compete based on our design expertise, broad product portfolio, reputation for quality products and large customer base.

In the consumer and computing peripherals target market, we provide optical mouse image sensors for optical mice and motion control encoders and subsystems for printers and optical disk drives. Our primary competitors for this target market are Pixart Imaging Inc. and Sharp Corporation. In these applications, we compete based on our long history of innovation and market leadership, along with our design expertise.

Intellectual Property

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

We are the successor to the Semiconductor Products Group of Agilent Technologies, Inc., which we acquired on December 1, 2005 in a transaction that we refer to as the SPG Acquisition. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Agilent in the SPG Acquisition. We have continued to have issued to us, and to file for, additional United States and foreign patents since the SPG Acquisition. As of November 1, 2009, we had approximately 2,100 U.S. and 1,000 foreign patents and approximately 650 U.S. and 1,250 foreign pending patent applications. Our research and development efforts are presently resulting in approximately 150 to 200 new patent applications per year relating to a wide range of RF and optoelectronic components and associated applications. The expiration dates of our patents range from 2010 to 2029, with a small number of patents expiring in the near future, none of which are expected to be material to our intellectual property portfolio.

We do not know whether any of our pending patent applications will result in the issuance of patents or to the extent that the examination process will require us to narrow our claims. Since the SPG Acquisition, we have focused our patent application program to a greater extent on those inventions and improvements that we believe are likely to be incorporated into our products as contrasted with more basic research.

Much of our intellectual property is the subject of cross-licenses to other companies that have been granted by Agilent, or if originally derived from Hewlett-Packard Company, by Hewlett-Packard Company. In addition, we license third-party technologies that are incorporated into some elements of our design activities, products and manufacturing processes. Historically, licenses of the third-party technologies used by us have been available to us on acceptable terms.

The semiconductor industry is characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. Many of our customer agreements require us to indemnify our customers for third-party intellectual property infringement claims, which has in the past required and may in the future require that we defend those claims, and might also require that we pay damages in the case of adverse rulings. Claims of this sort could harm our relationships with our customers and might deter future customers from doing business with us. With respect to any intellectual property rights claims against us or our customers or distributors, we may be required to cease manufacture of the infringing product, pay damages, expend resources to develop non-infringing technology, seek a license, which may not be available on commercially reasonable terms or at all, or relinquish patents or other intellectual property rights.

Employees

As of November 1, 2009, we had approximately 3,200 employees worldwide. Approximately 1,100 were dedicated to research and development, 1,400 to manufacturing, 400 to sales and marketing and 300 to general and administrative functions. By geography, approximately 58% of our employees are located in Asia, 34% in the United States and 8% in Europe. The substantial majority of our employees are not party to a collective bargaining agreement. However, approximately 300 of our 1,000 employees in Singapore, none of which are in management or supervisory positions, are subject to a collective bargaining agreement with United Workers of Electronic and Electrical Industries that expires on June 30, 2010. In addition, all of our employees in Italy and some employees in Japan are subject to a collective bargaining agreement. In Italy we are also subject to national collective agreements between unions and employer associations. Such Italian national collective agreements are compulsory for both the employees and the employer. In addition, in Germany we are subject to collective agreements with the works councils at our sites, which apply to German employees other than managing directors and managers with similar authority. We believe we have a good working relationship with our employees and we have never experienced an interruption of business as a result of labor disputes.

Environmental and Other Regulation

Our research and development, and manufacturing operations involve the use of hazardous substances and are regulated under international, federal, state and local laws governing health and safety and the environment. These regulations include limitations on discharge of pollutants to air, water, and soil; remediation requirements; product chemical content limitations; manufacturing chemical use and handling restrictions; pollution control requirements; waste minimization considerations; and treatment, transport, storage and disposal of solid and hazardous wastes. We are also subject to regulation by the United States Occupational Safety and Health Administration and similar health and safety laws in other jurisdictions.

We believe that our properties and operations at our facilities comply in all material respects with applicable environmental laws and worker health and safety laws; however, the risk of environmental liabilities cannot be completely eliminated and there can be no assurance that the application of environmental and health and safety laws to our business will not require us to incur significant expenditures.

We are also regulated under a number of international, federal, state and local laws regarding recycling, product packaging and product content requirements, including legislation enacted in the European Union and China, among a growing number of jurisdictions, that have placed greater restrictions on the use of lead, among other chemicals, in electronic products, which affects materials composition and semiconductor packaging. These laws are becoming more stringent and may in the future cause us to incur significant expenditures.

Other Information

Avago Technologies Finance Pte. Ltd. was incorporated under the laws of the Republic of Singapore in September 2005. Our Singapore company registration number is 200512223N. The address of our registered office and our principal executive offices is 1 Yishun Avenue 7, Singapore 768923, and our telephone number is +65-6755-7888. We are the successor to the Semiconductor Products Group of Agilent, which we acquired on December 1, 2005.

We maintain a website at www.avagotech.com. The reference to our website address does not constitute incorporation by reference of the information contained on or accessible through our website.

ITEM 1A.	RISK FACTORS

Our business, operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our ordinary shares. The following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements.

Risks Related to Our Business

The ongoing economic downturn and recent financial crisis has negatively affected and continuing poor economic conditions may negatively affect our future business, results of operations, and financial condition.

The ongoing global recession and recent financial crisis has led to slower economic activity, increased unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses have deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global recession has led to reduced customer spending in the semiconductor market and in our target markets, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and has caused U.S. and foreign businesses to slow spending on our products. Prolonged continuation of this global recession will likely exacerbate these events and could lead to the insolvency of key suppliers resulting in product delays, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and result of operations have been negatively affected and, if the downturn continues, could be materially adversely affected in future periods.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced a very substantial decline in 2001 and is experiencing a significant decline in 2009 due to the current economic downturn. Periods of industry downturns, including the current economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. In the current economic downturn, we have not been able to grow our revenues or reduce our costs quickly enough to maintain our operating profitability. The current economic downturn has had, and any future economic downturns could have, an adverse effect on our business, financial condition and results of operations.

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

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd., or TSMC. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to the recent worldwide decline in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

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

Although we operate using a primarily outsourced manufacturing business model, we do rely on the manufacturing facilities we own, in particular our fabrication facilities in Fort Collins, Colorado and Singapore. We maintain our internal fabrication facilities for products utilizing our innovative materials and processes, to protect our intellectual property and to develop the technology for manufacturing. A prolonged disruption or material malfunction of, interruption in or the loss of operations at one or more of our production facilities, especially our Fort Collins and Singapore facilities, or the failure to maintain our labor force at one or more of these facilities, would limit our capacity to meet customer demands and delay new product development until a replacement facility and equipment, if necessary, were found. The replacement of the manufacturing facility could take an extended amount of time before manufacturing operations could restart. The potential delays and costs resulting from these steps could have a material adverse effect on our business, financial condition and results of operations.

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

Winning business is subject to lengthy, competitive selection processes that require us to incur significant expense. Even if we begin a product design, a customer may decide to cancel or change its product plans, which could cause us to generate no revenues from a product and adversely affect our results of operations.

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

After winning a product design, we may experience delays in generating revenue from our products as a result of the lengthy development cycle typically required. In addition, a delay or cancellation of a customer’s plans could materially and adversely affect our financial results, as we may have incurred significant expense in the design process and generated no revenue. Finally, our customers’ failure to successfully market and sell their products could reduce demand for our products and materially adversely affect our business, financial condition and results of operations.

Competition in our industry could prevent us from growing our revenue and from raising prices to offset increases in costs.

The global semiconductor market is highly competitive. We compete in different target markets to various degrees on the basis of, among other things, quality, technical performance, price, product features, product system compatibility, system-level design capability, engineering expertise, responsiveness to customers, new product innovation, product availability, delivery timing and reliability, and customer sales and technical support. Current and prospective customers for our products evaluate our capabilities against the merits of our direct competitors. Some of our competitors are well established, have a more extensive product portfolio, have substantially greater market share and manufacturing, financial, research and development and marketing resources to pursue development, engineering, manufacturing, marketing and distribution of their products. In addition, many of our competitors have longer independent operating histories, greater presence in key markets, more comprehensive patent protection and greater name recognition. We compete with integrated device manufacturers, or IDMs, and fabless semiconductor companies as well as the internal resources of large, integrated OEMs. Our competitors range from large, international companies offering a wide range of semiconductor products to smaller companies specializing in narrow markets. We expect competition in the markets in which we participate to continue to increase as existing competitors improve or expand their product offerings. In addition, companies not currently in direct competition with us may introduce competing products in the future. Because our products are often building block semiconductors providing functions that in some cases can be integrated into more complex integrated circuits, or ICs, we also face competition from manufacturers of ICs, as well as customers that develop their own IC products. The competitive landscape is changing as a result of an increasing trend of consolidation within the industry, as some of our competitors have merged with or been acquired by other competitors while others have begun collaborating with each other. We expect this consolidation trend to continue.

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

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	availability and cost of raw materials from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.

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

The semiconductor industry requires substantial investment in research and development in order to develop and bring to market new and enhanced technologies and products. In order to remain competitive, we anticipate that we will need to maintain or increase our levels of research and development expenditures, and we expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop. We do not know whether we will have sufficient resources to maintain or increase the level of investment in research and development required to remain competitive. In addition, we cannot assure you that the technologies where we have focused our research and development expenditures will become commercially successful. If we are required to invest significantly greater resources than anticipated in our research and development efforts without a corresponding increase in revenue, our operating results could decline.

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

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance, and especially our design and technical personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We and our predecessor, the Semiconductor Products Group of Agilent, have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.

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

We are currently and from time to time may be subject to warranty or product liability claims that may lead to significant expenses as we compensate affected customers defend such claims or pay damage awards. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace affected units. We are currently in discussions with customers and our insurers regarding this issue. We maintain product liability insurance, but such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims. We may incur costs and expenses relating to a recall of one of our customers’ products containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.

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

Visibility into our markets is limited. As has been the case in the current economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due us. For example, if the Asian market does not grow as anticipated or if the semiconductor market continues to decline, our results of operations will likely continue to suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, projected industry growth rates may not be as forecasted, which could result in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

We may be subject to claims of infringement of third-party intellectual property rights or demands that we license third-party technology, which could result in significant expense and loss of our intellectual property rights.

The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of Triquint’s patents and asserting infringement by Triquint of ten Avago patents. On October 16, 2009, Triquint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On

November 24, 2009, we filed a motion to dismiss Triquint’s antitrust counterclaims. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

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

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

We have a number of patent and intellectual property license agreements. Some of these license agreements require us to make one-time or periodic payments. We may need to obtain additional patent licenses or renew existing license agreements in the future. We are unable to predict whether these license agreements can be obtained or renewed on acceptable terms or at all.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During the fiscal year ended November 1, 2009, no customer accounted for 10% or more of our net revenue from continuing operations, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from operations. During the fiscal year ended November 2, 2008, Avnet, Inc. accounted for 11% of our net revenue from continuing operations, and our top 10 customers, which included five distributors, collectively accounted for 54% of our net revenue from continuing operations. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers. We purchase a significant portion of our semiconductor materials from a few suppliers. For the fiscal year ended November 1, 2009, we purchased 52% of the materials for our manufacturing processes from eight suppliers. For the fiscal year ended November 2, 2008, we purchased 53% of the materials for our manufacturing processes from eleven suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted. For example, during fiscal year 2008, we experienced an increase in our cost of products sold as a result of higher energy costs.

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

•	disruptions of capital and trading markets;

•	changes in import or export licensing requirements;

•	transportation delays;

•	civil disturbances or political instability;

•	geopolitical turmoil, including terrorism, war or political or military coups;

•	changes in labor standards;

•	limitations on our ability under local laws to protect our intellectual property;

•	nationalization of businesses and expropriation of assets;

•	changes in tax laws;

•	currency fluctuations, which may result in our products becoming too expensive for foreign customers or foreign-sourced materials and services becoming more expensive for us; and

•	difficulty in obtaining distribution and support.

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

In addition, our subsidiaries may require future equity-related financing, and any capital contributions to certain of our subsidiaries may require the approval of the relevant authorities in the jurisdiction in which the subsidiary is incorporated. The approvals are required from the investment commissions or similar agency of the particular jurisdiction and relate to any initial or additional equity investment by foreign entities in local corporations. Our failure to obtain the required approvals and our resulting inability to provide such equity-related financing or capital contributions could have an adverse effect on our business, financial condition and results of operations.

We are subject to currency exchange risks that could adversely affect our operations.

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with generally accepted accounting principles, or GAAP, a portion of our revenue and operating expenses is in foreign currencies. As a result, we are subject to currency risks that could adversely affect our operations, including:

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

We have structured our operations to maximize the benefit from various tax incentives extended to us to encourage investment or employment. We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase- in periods through 2015. The tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore would be 17% commencing from the 2010 year of assessment. For the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $19 million, $24 million and $17 million, respectively. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.

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

We have made and expect to continue to make acquisitions of, and investments in, businesses that offer complementary products, services and technologies, augment our market coverage, or enhance our technological capabilities. We may also enter into strategic alliances or joint ventures to achieve these goals. We cannot assure you that we will be able to identify suitable acquisition, investment, alliance, or joint venture opportunities or that we will be able to consummate any such transactions or relationships on terms and conditions acceptable to us, or that such transactions or relationships will be successful.

These transactions or any other acquisitions or dispositions involve risks and uncertainties. For example, the integration of acquired businesses may not be successful and could result in disruption to other parts of our business. In addition, the integration may require that we incur significant restructuring charges. To integrate acquired businesses, we must implement our management information systems, operating systems and internal controls, and assimilate and manage the personnel of the acquired operations. The difficulties of the integrations may be further complicated by such factors as geographic distances, lack of experience operating in the geographic market or industry sector of the acquired business, delays and challenges associated with integrating the business with our existing businesses, diversion of management’s attention from daily operations of the business, potential loss of key employees and customers of the acquired business, the potential for deficiencies in internal controls at the acquired or combined business, performance problems with the acquired business’ technology, difficulties in entering markets in which we have no or limited direct prior experience, exposure to unanticipated liabilities of the acquired business, insufficient revenues to offset increased expenses associated with the acquisition, and our potential inability to achieve the growth prospects and synergies expected from any such acquisition. Even when an acquired business has already developed and marketed products, there can be no assurance that product enhancements will be made in a timely fashion or that all pre-acquisition due diligence will have identified all material issues that might arise with respect to such acquired assets.

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

Any future acquisitions may require additional debt or equity financing, which, in the case of debt financing, increase our leverage and potentially affect our credit ratings, and in the case of equity financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

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

We must conform the manufacture and distribution of our semiconductors to various laws and adapt to regulatory requirements in all countries as these requirements change. If we fail to comply with these requirements in the manufacture or distribution of our products, we could be required to pay civil penalties, face criminal prosecution and, in some cases, be prohibited from distributing our products commercially until the products or component substances are brought into compliance.

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

We also face increasing complexity in our product design and procurement operations as we adjust to new requirements relating to the materials composition of our products, including the restrictions on lead and certain other substances in electronics that apply to specified electronics products sold in the European Union as of July 1, 2006 under the Restriction of Hazardous Substances in Electrical and Electronic Equipment Directive. Other countries, such as the United States, China and Japan, have enacted or may enact laws or regulations similar to the EU legislation. Other environmental regulations may require us to reengineer our products to utilize components that are more environmentally compatible. Such reengineering and component substitution may result in excess inventory or other additional costs and could have a material adverse effect on our results of operations.

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

We recently have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. We may not realize the expected benefits of these initiatives. As a result of these initiatives, we have incurred restructuring or other infrequent charges and we may in the future experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely. In the years ended November 1, 2009 and November 2, 2008, we incurred restructuring charges of $34 million and $12 million, respectively, consisting primarily of employee severance and related costs resulting from a reduction in our workforce.

We are subject to risks associated with our distributors’ product inventories and product sell-through.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 33% and 38% of our net revenue from continuing operations for the years ended November 1, 2009 and November 2, 2008, respectively.

If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to the current global recession or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand. For example, during the fiscal year ended November 1, 2009, and in particular during the first fiscal quarter of that year, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first fiscal quarter of 2009. As a result, our distributors decided to reduce their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15% in that quarter.

We also face the risk that our distributors may for other reasons have inventory levels of our products in excess of future anticipated sales. If such sales do not occur in the time frame anticipated by these distributors for any reason, these distributors may substantially decrease the amount of product they order from us in subsequent periods, which would harm our business.

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

We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies and ultimately have an adverse effect on our share price.

We are required to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. As required, we complied with Section 404(a) (management’s report on internal control over financial reporting) under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, for the fiscal year ended November 1, 2009, and we will be required to comply with Section 404(b) (auditor’s attestation on management’s report) for the fiscal year ending October 31, 2010. The testing by our independent registered public accounting firm that must be performed for the fiscal year ending on October 31, 2010, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements and the trading price of our ordinary shares may decline.

Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted, the trading price of our ordinary shares may decline, and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or, in the case of Parent, the Nasdaq Global Select Market. We may also be required to restate our financial statements from prior periods.

Our indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.

The following table presents our long-term indebtedness and capital lease obligations as of November 1, 2009:

As of November 1, 2009
(in millions)
10 1/8% senior notes due 2013	$318
Senior floating rate notes due 2013	46
11 7/8% senior subordinated notes due 2015	230
Long-term obligation for capital leases	3

597
Less: Current portion of long-term debt	364

Total long-term indebtness	$233

In addition, we had $17 million of letters of credit outstanding under our revolving credit facility.

Subsequent to Parent’s IPO, in the fourth quarter of fiscal 2009, we repurchased an aggregate of $106 million principal amount of our outstanding notes, consisting of $85 million principal amount of our 10 1/8% senior notes due 2013, or senior fixed rate notes, $17 million principal amount of our senior subordinated notes and $4 million principal amount of our senior floating rate notes due 2013, or senior floating rate notes, pursuant to a cash tender offer.

In addition, on December 1, 2009, we redeemed an aggregate of $364 million principal amount of our outstanding notes, consisting of the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes, pursuant to the terms of our indenture.

Subject to restrictions in the indenture governing our 11 7/8% senior subordinated notes due 2015, or senior subordinated notes and our senior credit agreement, we may incur additional indebtedness. We are currently able to borrow up to an additional $333 million under our revolving credit facility. Furthermore, borrowings under our senior credit agreement are secured by substantially all of our assets.

While we have recently significantly reduced the amount of our indebtedness, if we were to borrow substantial amounts under our revolving credit facility or otherwise incur significant additional indebtedness, it could have important consequences including:

•	making it more difficult for us to satisfy our obligations with respect to our senior subordinated notes, including our repurchase obligations;

•	increasing our vulnerability to adverse general economic and industry conditions;

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

The indenture governing our senior subordinated notes and our senior credit agreement impose significant restrictions on our business.

The indenture governing our senior subordinated notes and the senior credit agreement contain a number of covenants imposing significant restrictions on our business. These restrictions may affect our ability to operate our business and may limit our ability to take advantage of potential business opportunities as they arise. The restrictions placed on us include limitations on our ability and the ability of our subsidiaries to:

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

Our Parent is a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, our Parent is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may need to hire more employees in the future, which will increase our costs and expenses. Furthermore, as we grow our business or acquire new businesses, our internal controls will become more complex and we may require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed.

Being a public company, makes it more expensive for our Parent and us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our Board committees, and qualified executive officers.

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

Risks Relating to the Notes

Your right to receive payments on the senior subordinated notes is junior to that of lenders who have a security interest in our and our subsidiaries’ assets.

Our obligations under the senior subordinated notes and the related guarantees are unsecured, but our obligations under our senior credit facilities are secured by an interest in substantially all of our and our subsidiaries’ assets. If we are declared bankrupt or insolvent, or if we default under our senior credit facilities, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior subordinated notes and the guarantees, even if an event of default exists under the indenture at such time. Furthermore, if the lenders foreclose on the equity interests in a subsidiary, that subsidiary will be released from its obligation under the senior subordinated notes automatically upon such sale, provided that such sale is made in compliance with the provisions of the indenture.

In any such event, because the senior subordinated notes are not secured, it is possible that there would be no assets remaining from which claims of the holders of notes could be satisfied or, if any assets remained, that they would be insufficient to satisfy such claims fully.

Your right to receive payments on the senior subordinated notes is junior to the rights of the lenders under our revolving credit facility and all of our other senior debt and any of our future senior indebtedness.

The senior subordinated notes are general unsecured obligations that are junior in right of payment to all of our existing and future senior indebtedness. As of November 1, 2009, we had $364 million of senior indebtedness (excluding the senior subordinated notes and $17 million of outstanding letters of credit under our revolving credit facility).

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

Your right to receive payments on the senior subordinated notes is also junior to the rights of those unsecured creditors whose debts are mandatorily preferred by law.

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

These preferential unsecured debts will rank in priority to all of our other unsecured debts, including payments under the senior subordinated notes. As a result, in the event of our bankruptcy, liquidation or dissolution, our assets will not be available to pay obligations under the senior subordinated notes until we have made all payments on the preferential unsecured debts. We do not know whether sufficient assets will remain after these payments have been made to make any payments on the senior subordinated notes, including payments of principal or interest when due.

The obligations of our subsidiaries under the senior subordinated notes could be deemed a fraudulent conveyance under certain circumstances and a court may subordinate or void them.

Under various fraudulent conveyance or fraudulent transfer laws (including under the laws of the United States), a court could subordinate or void the obligations of our subsidiaries under the senior subordinated notes. Generally, to the extent that a court were to find that at the time one of the subsidiary co-issuers issued the notes or one of our subsidiaries entered into a subsidiary guarantee either:

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

the court could void or subordinate the subsidiary co-issuer’s obligations under the senior subordinated notes or the subsidiary guarantee in favor of the issuer’s or the subsidiary guarantor’s other obligations. In addition, any payment by a subsidiary co-issuer or any subsidiary guarantor could be voided and required to be returned to the subsidiary co-issuer or such subsidiary guarantor, or to a fund for the benefit of its creditors.

Among other things, a legal challenge of a subsidiary co-issuer’s obligations under the senior subordinated notes or a subsidiary guarantee on fraudulent conveyance grounds could focus on the benefits, if any, realized by the subsidiary co-issuers or subsidiary guarantors as a result of the issuance of the senior subordinated notes. To the extent a subsidiary co-issuer’s obligations under the senior subordinated notes or a subsidiary guarantee is voided as a fraudulent conveyance or held unenforceable for any other reason, the holders of the senior subordinated notes would not have any claim against that subsidiary co-issuer or subsidiary guarantor and would be creditors solely of the subsidiary co-issuers and subsidiary guarantors, if any, whose obligations under the senior subordinated notes or subsidiary guarantees were not held unenforceable.

We may not be able to raise the money necessary to finance the change of control offer required by the indenture governing the senior subordinated notes.

Upon the occurrence of certain specific kinds of change of control events, we are required to offer to repurchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of senior subordinated notes or that restrictions under our senior credit facilities or other agreements will not allow such repurchases. If any change of control occurs, we do not know whether we will have sufficient funds to satisfy all of our debt obligations.

The interests of our controlling shareholder may differ from the interests of the holders of the notes.

As of November 1, 2009, our controlling shareholder, Bali Investments S.ár.l., beneficially owns approximately 63.8% of the outstanding voting shares of Avago Technologies Limited, the ultimate parent company of the obligors under the senior subordinated notes. As a result of this ownership and the terms of a shareholder agreement (as discussed in more detail in Item 10 below), this shareholder is entitled to elect at least a majority of the directors of Avago Technologies Limited, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, including adopting most amendments to our articles of association and approving mergers or sales of all or substantially all of our assets. Through their control of Avago Technologies Limited, Bali Investments controls us, the subsidiary co-issuers and all of our subsidiary guarantors.

The interests of our controlling shareholder may differ from your interests in material respects. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of our controlling shareholder and its affiliates, as equity holders, might conflict with your interests as a note holder. Our controlling shareholder and its affiliates may also have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance the value of their equity investments, even though such transactions might involve risks to you as a note holder. Additionally, the indenture governing the senior subordinated notes permits us to pay dividends or make other restricted payments under certain circumstances, and our controlling shareholder and its affiliates may have an interest in our doing so.

Affiliates of our controlling shareholder are in the business of making investments in companies, and may from time to time in the future, acquire interests in businesses that directly or indirectly compete with certain portions of our business or are suppliers or customers of ours. You should consider that the interests of these holders may differ from yours in material respects.

Your ability to transfer the senior subordinated notes may be limited by the absence of an active trading market.

The senior subordinated notes are not listed on any securities exchange or on any automated dealer quotation system in the United States or elsewhere. We cannot assure you as to the liquidity of markets for the senior subordinated notes, your ability to sell the senior subordinated notes or the price at which you would be able to sell the senior subordinated notes. The senior subordinated notes could trade at prices that may be lower than their principal amount or purchase price depending on many factors, including prevailing interest rates, the market for similar notes, our financial and operating performance and other factors. Any market making with respect to the senior subordinated notes may be discontinued at any time without notice. Historically, the market for non-investment grade debt has been subject to disruptions that have caused substantial volatility in the prices of securities similar to the senior subordinated notes. The market for the senior subordinated notes may experience similar disruptions and any such disruptions may adversely affect the prices at which you may sell your senior subordinated notes.

Avago Technologies Finance Pte. Ltd. has no operations of its own and may not have sufficient cash to make payments on the senior subordinated notes.

We have no operations of our own and derive substantially all of our revenue and cash flows from our subsidiaries. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the senior subordinated notes. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are, or in the future may be, subject to agreements that may restrict payments from the applicable subsidiary to us. While the indenture and our senior credit facilities provide for limitations on these restrictions, we cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit the applicable subsidiary to provide us with sufficient cash to fund payments on the senior subordinated notes when due.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive offices are located in Yishun, Singapore, and the headquarters for our U.S. subsidiaries is located in San Jose, California. We conduct our administration, manufacturing, research and development and sales and marketing in both owned and leased facilities. We believe that our owned and leased facilities are adequate for our present operations. The following is a list of our principal facilities and their primary functions.

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration
Yishun, Singapore	Administration, Manufacturing, Research and Development and Sales and Marketing	Leased	144,000	November 2010

Depot Road, Singapore	Manufacturing	Leased	50,000	October 2010

Senoko, Singapore	Manufacturing	Leased	72,000	September 2029

Site	Major Activity	Owned/Leased	Square Footage	Lease Expiration
Seoul, Korea	Research and Development and Sales and Marketing	Leased Leased	36,000 19,000	November 2010 November 2012

Penang, Malaysia	Manufacturing, Research and Development, and Administration	Owned—Building Leased—Land	318,000	June 2045

San Jose, CA, United States	Administration, Research and Development and Sales and Marketing	Leased	148,000	November 2015

Fort Collins, CO, United States	Manufacturing and Research and Development	Owned	833,000

Boeblingen, Germany	Administration, Research and Development and Sales and Marketing	Leased	19,000	May 2012

Regensburg, Germany	Manufacturing, Research and Development and Marketing	Leased	21,000	June 2010

Samorin, Slovakia	Manufacturing	Leased	31,000	March 2018

Turin, Italy	Manufacturing and Research and Development	Leased	43,000	April 2012

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of Triquint’s patents and asserting infringement by Triquint of ten Avago patents. On October 16, 2009, Triquint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On November 24, 2009, we filed a motion to dismiss Triquint’s antitrust counterclaims. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

PART II.

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information and Holders

All of our outstanding ordinary shares are beneficially owned by Parent (Avago Technologies Limited) through its wholly owned subsidiary, Avago Technologies Holding Pte. Ltd. and there is no established market for our ordinary shares. As of November 1, 2009, we had one shareholder of record.

Dividends

We have not paid dividends on our ordinary shares to date and we do not currently plan to declare dividends on our ordinary shares in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by this item regarding securities authorized for issuance under Parent’s equity compensation plans is incorporated herein by reference to the Parent’s definitive Proxy Statement for our its 2010 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of its fiscal year ended November 1, 2009.

Recent Sales of Unregistered Securities

During fiscal year 2009, we issued 16,000,000 ordinary shares to our direct parent company, Avago Technologies Holding Pte. Ltd., a company incorporated under the laws of the Republic of Singapore, for proceeds of $80 million. These shares were issued in a transaction between two Singaporean entities and involved an offer or sale of securities that occurred solely outside of the United States, and therefore the United States federal securities laws were not implicated. To the extent it was for any reason determined that the United States federal securities laws were implicated, the issuance was exempt from registration by operation of one or more of Section 4(2) of the Securities Act of 1933, as amended, and Regulations D and S promulgated thereunder.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with the information included under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for October 31, 2007, November 2, 2008 and November 1, 2009 and the selected balance sheet data as of November 2, 2008 and November 1, 2009 have been derived from audited historical financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The selected statements of operations data for the year ended October 31, 2005, one month ended November 30, 2005 and the year ended October 31, 2006 and the selected balance sheet data as of October 31, 2005, October 31, 2006 and October 31, 2007 have been derived from audited historical financial statements and related notes not included in this Annual Report on Form 10-K. The historical financial data may not be indicative of our future performance and does not reflect what our financial position and results of operations would have been if we had operated as a fully stand-alone entity during all of the periods presented. We adopted a 52-or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

	Predecessor (1)		Company
	Year Ended	One Month Ended	Year Ended
	October 31, 2005	November 30, 2005	October 31, 2006 (2)	October 31, 2007	November 2, 2008	November 1, 2009
	(in millions, except ratio data)
Statement of Operations Data:
Net revenue (3)	$1,410	$114	$1,399	$1,527	$1,699	$1,484
Costs and expenses:
Cost of products sold:
Cost of products sold	935	87	926	936	981	855
Amortization of intangible assets	—	—	55	60	57	58
Asset impairment charges (4)	2	—	—	140	—	—
Restructuring charges (5)	2	—	2	29	6	11

Total cost of products sold	939	87	983	1,165	1,044	924
Research and development	203	22	187	205	265	245
Selling, general and administrative	245	27	243	193	196	165
Amortization of intangible assets	—	—	56	28	28	21
Asset impairment charges (4)	1	—	—	18	—	—
Restructuring charges (5)	15	1	3	22	6	23
Advisory agreement termination fee (6)	—	—	—	—	—	54
Selling shareholder expenses (6)	—	—	—	—	—	4
Litigation settlement (7)	—	—	21	—	—	—
Acquired in-process research and development	—	—	—	1	—	—

Total costs and expenses	1,403	137	1,493	1,632	1,539	1,436

Income (loss) from operations (3)(8)(9)	7	(23)	(94)	(105)	160	48
Interest expense (10)	—	—	(143)	(109)	(86)	(77)
Loss on extinguishment of debt	—	—	—	(12)	(10)	(8)
Other income (expense), net	7	—	12	14	(4)	1

Income (loss) from continuing operations before taxes	14	(23)	(225)	(212)	60	(36)
Provision for income taxes	5	2	3	8	3	8

Income (loss) from continuing operations	9	(25)	(228)	(220)	57	(44)
Income from and gain on discontinued operations, net of income taxes (11)	22	1	1	61	26	—

Net income (loss)	$31	$(24)	$(227)	$(159)	$83	$(44)

Balance Sheet Data (at end of period):
Cash and cash equivalents	$—		$272	$309	$213	$472
Total assets	840		2,217	1,951	1,869	1,970
Long-term debt and capital lease obligations	—		1,004	907	708	233
Total invested equity/shareholder’s equity	529		831	684	776	819

Other Financial Data:
Ratio of earnings to fixed charges (12)	3.3	—	—	—	1.7	—

(1)	Predecessor refers to the Semiconductor Products Group, or SPG, business segment of Agilent Technologies, Inc, or Agilent.
(2)	We completed the SPG Acquisition on December 1, 2005. The SPG Acquisition was accounted for as a purchase business combination under GAAP and thus the financial results for all periods from and after December 1, 2005 are not necessarily comparable to the prior results of Predecessor. We did not have any significant operating activity prior to December 1, 2005. Accordingly, our results for the year ended October 31, 2006 represent only the eleven months of our operations after the completion of the SPG Acquisition.

(3)	The divestiture of the Camera Module Business by Agilent on February 3, 2005 did not meet the criteria for discontinued operations treatment under GAAP and, as such, its historical results remain included in the results from continuing operations as presented in this Annual Report on Form 10-K until the first quarter of fiscal year 2005. The following table presents the operating results of the Camera Module Business:

Predecessor
Year Ended October 31, 2005
(In millions)
Statement of Operations Data:
Net revenue	$69
Loss from operations	(7)

On February 3, 2005, Predecessor completed the sale of the Camera Module Business to Flextronics International Ltd. pursuant to an Asset Purchase Agreement dated October 27, 2004, as amended. Flextronics agreed to purchase the fixed assets, inventory and intellectual property and assume operating liabilities. Flextronics paid approximately $13 million upon closing and paid an additional $12 million (in twelve equal quarterly installments each fiscal quarter following the sale closing date), which was recorded as receivable by us as part of purchase accounting. For the year ended October 31, 2005, Predecessor recognized a gain of $12 million related to this sale which was recorded in other income (expense), net.

(4)	During the year ended October 31, 2007, we recorded a $158 million write-down of certain long-lived assets following a review of the recoverability of the carrying value of certain manufacturing facilities, of which $18 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold.
(5)	Our restructuring charges predominantly represent one-time employee termination benefits. During the year ended October 31, 2005, Predecessor incurred $17 million in restructuring charges for certain restructuring actions initiated by Agilent. We incurred total restructuring charges of $5 million during the year ended October 31, 2006 ($6 million on a combined basis including the one month period ended November 30, 2005) related to our effort to rationalize our product lines. During the year ended October 31, 2007, we incurred restructuring charges of $51 million, of which $22 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During the year ended November 2, 2008, we incurred restructuring charges of $12 million, of which $6 million was recorded as part of operating expenses and the remainder was recorded as part of cost of products sold. During year ended November 1, 2009, we incurred restructuring charges of $34 million, of which $23 million was recorded as part of operating expenses and the remainder were recorded as part of cost of products sold.
(6)	The advisory agreement was terminated pursuant to its terms upon completion of Parent’s IPO, for a termination fee of $54 million, during the quarter ended November 1, 2009 and no further payments will be made thereunder. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the Sponsors and other selling shareholders.
(7)	In November 2006, we agreed to settle a trade secret lawsuit filed by Sputtered Films Inc., a subsidiary of Tegal Corporation, against Agilent, Advanced Modular Sputtering Inc. and our company. We assumed responsibility for this litigation in connection with the SPG Acquisition and accrued this liability in the fourth quarter of fiscal year 2006.
(8)	Includes share-based compensation expense recorded by Predecessor of $4 million for the one month ended November 30, 2005, and for the Company, $3 million for the year ended October 31, 2006, $12 million for the year ended October 31, 2007, $15 million for the year ended November 2, 2008 and $12 million for the year ended November 1, 2009.
(9)	Includes expense recorded in connection with the advisory agreement with our Sponsors of $5 million for the year ended October 31, 2006, $5 million for the year ended October 31, 2007, $6 million for the year ended November 2, 2008, and $4 million for the year ended November 1, 2009.
(10)	Interest expense for the year ended October 31, 2006 includes an aggregate of $30 million of amortization of debt issuance costs and commitment fees for expired credit facilities, including $19 million of unamortized debt issuance costs that were written off in conjunction with the repayment of our term loan facility during this period. As of October 31, 2006, we had permanently repaid all outstanding amounts under our term loan facility.
(11)	In October 2005, we sold our Storage Business to PMC-Sierra Inc. This transaction closed on February 28, 2006, resulting in $420 million of net cash proceeds. No gain or loss was recorded on the sale.

In February 2006, we sold our Printer ASICs Business to Marvell Technology Group Ltd. for $245 million in cash. Our agreement with Marvell also provides for up to $35 million in additional earn-out payments by Marvell to us based solely on the achievement by Marvell of certain revenue targets in respect of the acquired business subsequent to the acquisition. This transaction closed on May 1, 2006 and no gain or loss was recorded on the initial sale. In April 2007, we received $10 million of the earn-out payment from Marvell and recorded it as a gain on discontinued operations. In May 2008, we received $25 million of the earn-out payment from Marvell and recorded it as a gain on discontinued operations. In November 2006, we sold our

Image Sensor operations to Micron Technology, Inc. for $53 million. Our agreement with Micron also provides for up to $17 million in additional earn-out payments by Micron to us upon the achievement of certain milestones. This transaction closed on December 8, 2006, resulting in $57 million of net proceeds, including $4 million of earn-out payments during the year ended October 31, 2007. In addition to this transaction, we also sold intellectual property rights related to the Image Sensor operations to another party for $12 million. We recorded a gain on discontinued operations of approximately $50 million for both of these transactions.

In October 2007, we sold our Infra-red operations to Lite-On Technology Corporation for $19 million in cash and the right to receive guaranteed cost reductions or rebates based on our future purchases of non infra-red products from Lite-On. We recorded an overall loss from disposal of Infra-red operations of $5 million for fiscal year 2008.

(12)	For purposes of computing this ratio of earnings to fixed charges, “fixed charges” consist of interest expense on all indebtedness plus amortization of debt issuance costs and an estimate of interest expense within rental expense. “Earnings” consist of pre-tax income (loss) from continuing operations plus fixed charges. Earnings were insufficient to cover fixed charges by $23 million, $225 million, $212 million and $36 million for one month ended November 30, 2005, the years ended October 31, 2006, October 31, 2007 and November 1, 2009, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with “Selected Financial Data” and our consolidated financial statements and notes thereto which appear elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under the caption “Risk Factors” or in other parts of this Annual Report on Form 10-K.

Overview

We are a leading designer, developer and global supplier of a broad range of analog semiconductor devices with a focus on III-V based products. III-V semiconductor materials have higher electrical conductivity and thus tend to have better performance characteristics in radio frequency, or RF, and optoelectronic applications than silicon. We differentiate ourselves through our high performance design and integration capabilities. Our product portfolio is extensive and includes approximately 7,000 products in four primary target markets: wireless communications, wired infrastructure, industrial and automotive electronics, and consumer and computing peripherals. Applications for our products in these target markets include cellular phones, consumer appliances, data networking and telecommunications equipment, enterprise storage and servers, factory automation, displays, optical mice and printers.

We have a 40-year history of innovation dating back to our origins within Hewlett-Packard Company. Over the years, we have assembled a large team of analog design engineers, and we maintain highly collaborative design and product development engineering resources around the world. Our locations include two design centers in the United States, five in Asia and four in Europe. We have developed an extensive portfolio of intellectual property that currently includes more than 5,000 U.S. and foreign patents and patent applications.

We have a diversified and well-established customer base of approximately 40,000 end customers which we serve through our multi-channel sales and fulfillment system. We distribute most of our products through our broad distribution network, and we are a significant supplier to two of the largest global electronic components distributors, Avnet, Inc. and Arrow Electronics, Inc. We also have a direct sales force focused on supporting large original equipment manufacturers, or OEMs.

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

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 38% and 33% of our net revenue from continuing operations for the years ended November 2, 2008 and November 1, 2009, respectively. In the year ended November 1, 2009, our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from continuing operations. No customer accounted for 10% or more of our net revenue from continuing operations during the fiscal year ended November 1, 2009. During the fiscal year ended November 2, 2008,

Avnet, Inc., a distributor, accounted for 11% of our net revenue from continuing operations, and our top 10 customers, which included five distributors, collectively accounted for 54% of our net revenue from continuing operations. We expect to continue to experience significant customer concentration in future periods.

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

Selling, general and administrative. Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs and other corporate expenses. In connection with our Parent’s IPO, during the fourth fiscal quarter of 2009, we expensed $54 million related to the termination of the advisory agreement with our Sponsors as well as approximately $4 million of offering costs incurred in the IPO that relate to selling shareholders.

Amortization of intangible assets. In connection with the SPG Acquisition, we recorded intangible assets of $1,233 million, net of assets of the Storage Business held for sale. In connection with the acquisitions we completed in 2007, 2008 and 2009, we recorded intangible assets of $17 million, $23 million and $4 million, respectively. These intangible assets are being amortized over their estimated useful lives of six months to 25 years. In connection with these acquisitions, we also recorded goodwill of $171 million which is not being amortized.

Interest expense. Interest expense is associated with our borrowings incurred in connection with the SPG Acquisition. Our debt has been substantially reduced over the past four fiscal years, principally through net proceeds derived from the divestiture of our Storage and Printer ASICs Businesses as well as cash flows from operations, and through the use of the net proceeds from Parent’s IPO.

Gain (loss) on extinguishment of debt. In connection with the repurchase or redemption of our outstanding indebtedness, we incur a gain (loss) on the extinguishment of debt.

Other income (expense), net. Other income (expense) includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items.

Provision for income taxes. We have structured our operations to maximize the benefit from various tax incentives extended to us to encourage investment or employment. We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore would be 17% commencing from the 2010 year of assessment. For the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $19 million, $24 million and $17 million, respectively. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements. As a result of the tax incentives, if we continue to comply with the operating conditions, we expect the income from our operations to be subject to relatively lower income taxes than would otherwise be the case under ordinary income tax rules.

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

History

SPG Acquisition

On December 1, 2005, we completed the acquisition of the Semiconductor Products Group of Agilent for approximately $2.7 billion. The SPG Acquisition was accounted for by the purchase method of accounting for business combinations and, accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair values. Among other things, the purchase accounting adjustments increased the carrying value of our inventory and property, plant and equipment, and established intangible assets for our developed technology, customer and distributorship relationships, order backlog, and in-process research and development, or IPRD. As a result of the SPG Acquisition and related borrowings, interest expense and non-cash depreciation and amortization charges have significantly increased.

Acquisitions

In fiscal years 2007, 2008 and 2009 we completed five acquisitions for cash consideration of $110 million:

•	During fiscal year 2007, we acquired the Polymer Optical Fiber, or POF, business from Infineon Technologies AG for $27 million in cash.

•

During the first quarter of fiscal year 2008, we completed the acquisition of a privately-held manufacturer of motion control encoders for $29 million (net of cash acquired of $2 million) plus $9 million repayment of existing debt.

•	During the second quarter of fiscal year 2008, we completed the acquisition of a privately-held developer of low-power wireless devices for $6 million, plus potential earn-out payments.

•	During the fourth quarter of fiscal year 2008, we completed the acquisition of the Bulk Acoustic Wave Filter business of Infineon Technologies AG for $32 million in cash.

•	During the second quarter of fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders for $7 million in cash.

The accompanying consolidated financial statements include the results of operations of the acquired companies and businesses commencing on their respective acquisition dates. See Note 3 to the Consolidated Financial Statements for information related to these acquisitions.

Dispositions

Since the SPG Acquisition, we have disposed of significant portions of the business we originally acquired from Agilent:

•

In fiscal year 2006, we sold our Storage Business to PMC-Sierra, Inc., for $420 million in net cash proceeds, and our Printer ASICs Business to Marvell Technology Group Ltd. for net proceeds of $245 million in cash plus potential earn-out payments of up to $35 million. During fiscal years 2007 and 2008, we received the full $35 million of earn-out payments from Marvell, related to the sale of our Printer ASICs Business.

•

In fiscal year 2007, we sold our Image Sensor operations to Micron Technology, Inc. for net proceeds of $53 million in cash plus potential earn-out payments. In addition to this transaction, we also sold intellectual property rights related to the Image Sensor operations to another party for $12 million. We recorded an aggregate gain on the sale of $50 million for both of these transactions, which was reported as income and gain from discontinued operations. During fiscal years 2007 and 2008, we received payments of $4 million and $6 million, respectively, from Micron in satisfaction of its earn-out obligations.

•

In October 2007, we sold our Infra-red operations to Lite-On Technology Corporation for $19 million in cash, and the right to receive guaranteed cost reductions or rebates based on our future purchases of non-infra-red products from Lite-On. We recorded an overall loss from the disposal of Infra-red operations of $5 million during fiscal year 2008, which was reported in income from and gain on discontinued operations in the consolidated statement of operations.

All of the above dispositions are treated as discontinued operations in our consolidated financial statements.

See Note 15 to the Consolidated Financial Statements for additional information related to these dispositions.

Restructuring and Impairment Charges

In the first quarter of fiscal year 2007, we began to increase the use of outsourced service providers in our manufacturing operations, particularly our assembly and test operations, to lower our costs and reduce the capital deployed in these activities. In connection with this strategy, we introduced a largely voluntary severance program intended to reduce our workforce and resulting in an approximately 40% decline in our headcount, primarily in our major locations in Asia. Consequently, during the years ended October 31, 2007 and November 2, 2008, we incurred total restructuring charges of $51 million and $12 million, respectively, predominantly representing one-time employee termination costs.

In the first quarter of fiscal year 2009, we initiated a restructuring plan intended to realign our cost structure with the prevailing macroeconomic business conditions. This plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in the second quarter of fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of up to 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. During the year ended November 1, 2009, we recorded restructuring charges of $26 million in connection with both of these plans, predominantly representing one-time employee termination costs.

In the first quarter of fiscal year 2009, we also committed to a plan to outsource certain manufacturing facilities in Germany relating to the POF acquisition we completed in fiscal year 2007. During the year ended November 1, 2009, we recorded $5 million of one-time employee termination costs, $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan. As of November 1, 2009, all of the employee termination costs had been paid.

During fiscal year 2009, we recorded and paid $1 million of one-time employee termination costs in connection with the departure of our Chief Operating Officer in January 2009. We also recognized $2 million as share-based compensation expense in connection with the employee separation agreement with our former Chief Operating Officer during the second quarter of fiscal year 2009.

See Note 11 to the Consolidated Financial Statements for further information.

During the year ended October 31, 2007, we recorded a $158 million write-down of certain long-lived assets following a review performed in accordance with Accounting Standards Codification, or ASC, “Property, Plant and Equipment,” or ASC 360, of the recoverability of the carrying value of certain manufacturing facilities.

ASC 360 requires us to evaluate the recoverability of certain long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We continue to evaluate alternatives in support of increasing the use of outsourced providers for our manufacturing operations. As part of this ongoing process and based on our review of internal and external factors, during the third quarter of fiscal year 2007 we assessed whether there had been a material impairment in certain long-lived assets, or the asset group, pursuant to ASC 360. Based on that assessment, we recorded impairment charges of $70 million primarily related to equipment and buildings at certain manufacturing facilities and $88 million for intangible assets related to those manufacturing operations. The net book value of the asset group before the impairment charges was $415 million.

The impairment charge was measured as the excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use and eventual disposal of the asset group were discounted by an interest rate commensurate with the risk of the cash flows.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. We base our estimates and assumptions on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from our estimates. Our critical accounting policies are those that affect our historical financial statements materially and involve difficult, subjective or complex judgments by management. Those policies include revenue recognition, valuation of long-lived assets, intangible assets and goodwill, inventory valuation and warranty reserves and accounting for income taxes.

Revenue recognition. We recognize revenue, net of sales returns and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments are accounted for. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of product to the distributors. An allowance for distributor credits covering price adjustments and scrap allowances is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claims activity has been materially consistent with the provisions we have made based on our historical estimates. However, because of the inherent nature of estimates, there is always a risk that there could be significant differences between actual amounts and our estimates. Different judgments or estimates could result in variances that might be significant to reported operating results.

Valuation of long-lived assets, intangible assets and goodwill. We assess the impairment of long-lived assets, intangible assets and goodwill whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. Factors we consider important which could trigger an impairment review of our long-lived and intangible assets include significant underperformance relative to historical or projected future operating results, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use of the asset is less than the net book value of the asset. The amount of the impairment loss will generally be measured as the difference between the net book values of the asset (or asset group) and its (their) estimated fair value.

We perform an annual impairment review of our goodwill during the fourth fiscal quarter of each year, and more frequently if we believe indicators of impairment exist and we follow the two-step approach in performing the impairment test in accordance with ASC 350 “Intangibles—Goodwill and Other.” The first step of the goodwill impairment test compares the estimated fair value of the reporting unit with the related carrying amount. If the fair value of the reporting unit exceeds its carrying amount, the reporting unit’s goodwill is not considered to be impaired and the second step of the impairment test is unnecessary. If the reporting unit’s carrying amount exceeds its estimated fair value, the second step of the test must be performed to measure the amount of the goodwill impairment loss, if any. The second step of the test compares the implied fair value of the reporting unit’s goodwill, determined in the same manner as the amount of goodwill recognized in a business combination, with the carrying amount of such goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, an impairment loss is recognized in an amount equal to that excess. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. We have one reporting unit for goodwill impairment testing purposes which is based on the manner in which we operate our business and the nature of those operations, including consideration of how the Chief Operating Decision Maker, as defined in ASC 280 “Segment Reporting”, manages the business as a whole. We operate as one semiconductor company with sales of semiconductors representing the only material source of revenue. Substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes.

For fiscal year 2009, we used the quoted market price of our ordinary shares to determine the fair value of our reporting unit, which is the Company as a whole. No impairment of goodwill was identified based on the annual impairment review during the fourth quarter of fiscal year 2009. A 10% decline in the ordinary share quoted market prices would not impact the result of our goodwill impairment assessment.

The process of evaluating the potential impairment of long-lived assets under ASC 360 “Property, Plant and Equipment,” such as our property, plant and equipment and other intangible assets is also highly subjective and requires significant judgment. In order to estimate the fair value of long-lived assets, we typically make various assumptions about the future prospects about our business or the part of our business that the long-lived asset relates to, consider market factors specific to the business and estimate future cash flows to be generated by the business, which requires significant judgment as it is based on assumptions about market demand for our products over a number of future years. Based on these assumptions and estimates, we determine whether we need to take an impairment charge to reduce the value of the long-lived asset stated on our balance sheet to reflect its estimated fair value. Assumptions and estimates about future values and remaining useful lives are complex and often subjective. They can be affected by a variety of factors, including external factors such as the real estate market, industry and economic trends, and internal factors such as changes in our business strategy and our internal forecasts. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, changes in assumptions and estimates could materially impact our reported financial results.

Inventory valuation and warranty reserves. We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, cost being determined under the first-in, first-out method. We regularly review inventory quantities on hand and record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. Demand for our products can fluctuate significantly from period to period. A significant decrease in demand could result in an increase in the amount of excess inventory quantities on hand. In addition, our industry is characterized by rapid technological change, frequent new product development and rapid product obsolescence that could result in an increase in the amount of obsolete inventory quantities on hand. Additionally, our estimates of future product demand may prove to be inaccurate, which may cause us to understate or overstate both the provision required for excess and obsolete inventory and cost of products sold. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand or technological developments could have a significant impact on the value of our inventory and our results of operations. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation has been and may in the future be affected by product failure rates, product recalls, repair or field replacement costs and additional development costs incurred in correcting any product failure, as well as possible claims for consequential costs. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required. In that event, our gross profit and gross margins would be reduced.

Accounting for income taxes. We account for income taxes in accordance with ASC 740 “Income Taxes,” or ASC 740. The provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized. Significant management judgment is required in developing our provision for income taxes, including the determination of deferred tax assets and liabilities and any valuation allowances that might be required against the deferred tax assets. We have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for valuation allowances. If we determine, in the future, a valuation allowance is required, such adjustment to the deferred tax assets would increase tax expense in the period in which such determination is made. Conversely, if we determine, in the future, a valuation allowance exceeds our requirement, such adjustment to the deferred tax assets would decrease tax expense in the period in which such determination is made. In evaluating the exposure associated with various tax filing positions, we accrue an income tax liability when such positions do not meet the more-likely than not threshold for recognition.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax law and regulations in a multitude of jurisdictions. We recognize potential liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes and interest will be due. If our estimate of income tax liabilities proves to be less than the ultimate assessment, a further charge to expense would be required. If events occur and the payment of these amounts ultimately proves to be unnecessary, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

We adopted the provisions of ASC 740 on accounting for uncertainty in income taxes on November 1, 2007. As a result of the implementation of these provisions, our total unrecognized tax benefit was $20 million at the date of adoption. At the date of adoption, the consolidated balance sheet also reflected an increase in other long-term liabilities, accumulated deficit, and deferred tax assets of $10 million, $9 million and $1 million, respectively. Our total unrecognized tax benefits decreased by $2 million during fiscal year 2008, resulting in total unrecognized tax benefits of $18 million as of November 2, 2008. The total unrecognized tax benefits increased by $6 million during fiscal year 2009, resulting in total unrecognized tax benefits of $24 million as of November 1, 2009.

We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.

During the year ended October 31, 2007, we did not recognize an accrual for penalties and interest. Upon adoption of the provisions of ASC 740 on accounting for uncertainty in income taxes on November 1, 2007, we increased our accrual for interest and penalties to $1 million, which was also accounted for as an increase to the November 1, 2007 balance of accumulated deficit. During the fiscal year ended November 2, 2008, we provided for additional interest that increased our accrual for interest and penalties to $3 million, which is included in the balance sheet at November 2, 2008. During the fiscal year ended November 1, 2009, we provided for additional interest that increased our accrual for interest and penalties to $4 million, which is included in the balance sheet at November 1, 2009.

Share-based compensation Effective November 1, 2006, or fiscal year 2007, we adopted the amended provisions of ASC 718 “Compensation – Stock Compensation,” or ASC 718. Under the amended provisions, share-based compensation cost is measured at grant date, based on the fair value of the award on that date, and is recognized as an expense over the grantee’s requisite service period. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations and provided the pro forma disclosures required by Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123.

We adopted the amended provisions of ASC 718 using the prospective transition method. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. For share-based awards granted after November 1, 2006, we recognize compensation expense based on the estimated grant date fair value method required under ASC 718, using Black-Scholes valuation with straight-line amortization method. Since ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. ASC 718 requires that forfeitures are estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from the estimate. For outstanding share-based awards granted before November 1, 2006, which were accounted under the provisions of APB No.25 and the minimum value method for pro forma disclosures of SFAS No. 123, we continued to account for any portion of such awards under the originally applied accounting principles through August 28, 2008. As a result, performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are vested, forfeited or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation was subject to significant fluctuation based on changes in the fair value of our ordinary shares and our estimate of vesting probability of unvested options.

On August 28, 2008, Parent’s Compensation Committee approved a change in the financial performance vesting targets applicable to options to purchase 3.8 million ordinary shares outstanding under our equity incentive plans including 2.7 million options originally granted prior to the adoption of ASC 718, impacting 43 employees. This change was accounted for as a modification under ASC 718. As a result of this modification, all variable accounting on outstanding employee options ceased and instead, pursuant to ASC 718, we will recognize a combination of unamortized intrinsic value of these modified options and the incremental fair value over the remaining service period. Based on the full achievement of performance targets as of the modification date, $6 million is subject to amortization over the remaining weighted-average service period of approximately three years.

On July 20, 2009,Parent’s Compensation Committee approved a change in the vesting schedules associated with employee performance-based options to purchase 2.3 million ordinary shares outstanding under our equity incentive plans. The Compensation Committee approved the amendment of performance-based options held by certain of our named executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by other employees were amended to provide that any portion of such options that fails to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion would have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our then current financial projections, which were lower than when the performance goals for such options were last determined, the uncertainty present in the then prevailing global economy and the importance of retaining key employees to continue in our employment following our IPO. This change has been accounted for as a modification under ASC 718 and as a result we expect to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the remaining weighted average service period of 4 years. In determining the fair value of ordinary shares in calculating the modification value, we used the fair value of our ordinary shares as determined in Parent’s IPO given the proximity of the modification date to the effectiveness of the IPO.

For the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009, we recorded $12 million, $15 million and $12 million, respectively, of employee and non-employee share-based compensation, recorded as cost of products sold, research and development and sales, general and administrative expenses, as appropriate.

The weighted-average assumptions utilized for our Black-Scholes valuation model for the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009 are as follows:

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Risk-free interest rate	4.6%	3.4%	2.3%
Dividend yield	0%	0%	0%
Volatility	47%	44%	52%
Expected term (in years)	6.5	6.5	5.7

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected term of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected term of stock options.

Fiscal Year Presentation

We adopted a 52- or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

The financial statements included in this Annual Report on Form 10-K are presented in accordance with GAAP and expressed in U.S. dollars.

Results from Continuing Operations

Year Ended November 1, 2009 Compared to Year Ended November 2, 2008

The following tables set forth our results of operations for the year ended November 1, 2009 and November 2, 2008.

	Year Ended
	November 2, 2008	November 1, 2009	November 2, 2008	November 1, 2009
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$1,699	$1,484	100%	100%

Costs and expenses:
Cost of products sold:
Cost of products sold	981	855	58	58
Amortization of intangible assets	57	58	3	4
Restructuring charges	6	11	—	1

Total cost of products sold	1,044	924	61	63
Research and development	265	245	16	17
Selling, general and administrative	196	165	12	11
Amortization of intangible assets	28	21	2	1
Restructuring charges	6	23	—	1
Advisory agreement termination fee	—	54	—	4
Selling shareholder expenses	—	4	—	—

Total costs and expenses	1,539	1,436	91	97

Income from operations	160	48	9	3
Interest expense	(86)	(77)	(5)	(5)
Loss on extinguishment of debt	(10)	(8)	(1)	(1)
Other income (expense), net	(4)	1	—	—

Income (loss) from continuing operations before taxes	60	(36)	3	(3)
Provision for income taxes	3	8	—	—

Income (loss) from continuing operations	57	(44)	3	(3)
Income from and gain on discontinued operations, net of income taxes	26	—	2	—

Net income (loss)	$83	$(44)	5%	(3)%

During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchase and sale transactions. This accrual increased cost of products sold and research and development expenses for the year ended November 1, 2009 by $2 million each and increased net loss for the year by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the year ended November 1, 2009, and as such the adjustment was recorded in the second quarter of fiscal year 2009 under ASC 270 “Interim Reporting.”

Net revenue. Net revenue was $1,484 million for the year ended November 1, 2009, compared to $1,699 million for the year ended November 2, 2008, a decrease of $215 million or 13%. The global recession, continuing financial and credit crisis and deteriorating economic conditions resulted in more cautious customer spending and generally lower demand for our products, particularly in the first three quarters of fiscal year 2009. We cannot predict the severity, duration or precise impact of the economic downturn on our future financial results.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Year Ended
% of net revenue	November 2, 2008	November 1, 2009	Change
Wireless communications	31%	42%	11%
Wired infrastructure	28	26	(2)
Industrial and automotive electronics	30	22	(8)
Consumer and computing peripherals	11	10	(1)

Total net revenue	100%	100%

	Year Ended
Net revenue (in millions)	November 2, 2008	November 1, 2009	Change
Wireless communications	$524	$622	$98
Wired infrastructure	470	384	(86)
Industrial and automotive electronics	513	332	(181)
Consumer and computing peripherals	192	146	(46)

Total net revenue	$1,699	$1,484	$(215)

Net revenue from wireless communications products, both in absolute dollars and as a percentage of net revenue, increased in fiscal year 2009 compared with fiscal year 2008. The growth of key platforms in next-generation smartphones at leading OEM customers, which incorporate many of our proprietary products such as FBAR filters and front-end modules, drove this revenue growth.

Net revenue from wired infrastructure products, both in absolute dollars and as a percentage of net revenue, decreased in fiscal year 2009 compared with fiscal year 2008. This was primarily due to softness in spending on enterprise networking and data center equipment, during the first three quarters of fiscal year 2009, which led to reduced shipments to the contract manufacturers supporting OEMs. However, our revenue from this market began to improve in the fourth quarter of fiscal year 2009 due to an increase in enterprise networking and data center spending in that quarter. Contract manufacturers constitute our principal direct customers for wired infrastructure products.

Net revenue from industrial and automotive electronics products, both in absolute dollars and as a percentage of net revenue, decreased in fiscal year 2009 compared with fiscal year 2008. This was primarily due to reduced sales by OEMs as well as reductions in sales to our distributors during the first three quarters of fiscal year 2009, due largely to a reduction in channel inventory. However, our revenue from this market improved significantly in the fourth quarter of fiscal year 2009 due, in part, to a rebound in demand from major OEMs in Europe and Japan for drives and servo motor components and continued demand for inverters and industrial fibers from renewable energy and transportation businesses.

Net revenue from consumer and computer peripheral products, both in absolute dollars and as a percentage of net revenue, decreased in fiscal year 2009 compared with fiscal year 2008, reflecting lower consumer spending caused by the overall economic downturn, partly offset by improved sales of optical mouse sensors and motion control encoders for printers in the fourth quarter of fiscal year 2009.

The categorization of revenue by target market is determined using a variety of data points including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by target market can vary over time. When this occurs, we reclassify revenue by target market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each target market.

Cost of products sold. Total cost of products sold (which includes amortization of manufacturing-related intangible assets and restructuring charges) was $924 million for the year ended November 1, 2009, compared to $1,044 million for the year ended November 2, 2008, a decrease of $120 million or 11%. As a percentage of net revenue, total cost of products sold increased slightly to

63% for the year ended November 1, 2009 from 61% for the year ended November 2, 2008. The decrease in absolute dollars was primarily attributable to decrease in revenue of 13% during the year ended November 1, 2009 compared to the prior year ended November 2, 2008. During the year ended November 1, 2009, we recorded write-downs to inventories of $23 million associated with reduced demand assumptions compared to $11 million during the prior year. In addition, the year ended November 1, 2009 included $2 million of indirect taxes relating to prior periods and payments of $3 million in connection with terminating our relationship with a contract manufacturer as part of a transition to another supplier, which primarily related to production equipment procured by the contract manufacturer for which we agreed to compensate the contract manufacturer. During the year ended November 1, 2009, we also recorded $5 million to cover potential costs in excess of expected insurance coverage for warranty obligations arising out of certain product quality issues, as well as $3 million to scrap inventory of such components held by us.

Cost of products sold (which excludes amortization of manufacturing-related intangible assets and restructuring) was $855 million for the year ended November 1, 2009, compared to $981 million for the year ended November 2, 2008, a decrease of $126 million or 13%. As a percentage of net revenue, cost of products sold remained flat at 58% the year ended November 1, 2009 compared to the year ended November 2, 2008. The decrease in absolute dollars was primarily attributable to a decrease in net revenue during the year ended November 1, 2009, as discussed above.

Research and development. Research and development expense was $245 million for the year ended November 1, 2009, compared to $265 million for the year ended November 2, 2008, a decrease of $20 million or 8%. As a percentage of net revenue, research and development expenses slightly increased to 17% for the year ended November 1, 2009 from 16% for the year ended November 2, 2008. The decrease in absolute dollars reflected our concerted efforts to control discretionary costs during the downturn resulting in lower spending on consumable tools and supplies and travel, as well as a reduction in incentive compensation expense due to the impact of our headcount reductions and lower profitability during fiscal year 2009 compared to fiscal year 2008. We expect research and development expenses to increase in absolute dollars for the foreseeable future, due to the increasing complexity and number of products we plan to develop.

Selling, general and administrative. Selling, general and administrative expense was $165 million for the year ended November 1, 2009 compared to $196 million for the year ended November 2, 2008, a decrease of $31 million or 16%. As a percentage of net revenue, selling, general and administrative decreased to 11% for the year ended November 1, 2009 compared to 12% for the year ended November 2, 2008. The decrease in absolute dollars and as a percentage of net revenue was attributable to lower incentive compensation expense due to the impact of our headcount reductions as well as lower profitability during fiscal 2009 compared to fiscal 2008, reduction in travel costs, decrease in costs of outsourced information technology services offset by higher legal costs mainly incurred in connection with intellectual property litigation of which a substantial majority related to actions in which we were the plaintiff, compared to an insignificant amount of such expenses in the prior period and by lower share based compensation expense.

Selling, general and administrative expenses for fiscal 2009 does not include $54 million that we recorded related to the termination of the advisory agreement with our Sponsors pursuant to its terms, upon the closing of Parent’s IPO, as well as approximately $4 million of offering costs incurred in Parent’s IPO that relate to selling shareholders. The advisory agreement termination fee and the selling shareholder expenses are included as separate components of operating expenses in the consolidated statements of operations for fiscal 2009.

Amortization of intangible assets. Total amortization of intangible assets charged incurred was $79 million and $85 million, respectively, for the years ended November 1, 2009 and November 2, 2008. The decrease is attributable to certain intangible assets becoming fully amortized during the year ended November 1, 2009, offset by additions to intangible assets during the year ended November 1, 2009.

Restructuring charges. During the year ended November 1, 2009, we incurred total restructuring charges of $34 million, compared to $12 million for the year ended November 2, 2008, both predominantly representing employee termination costs. The increase is attributable to restructuring plans initiated in the year ended November 1, 2009 in response to the economic downturn. See Note 11 to the Consolidated Financial Statements.

Interest expense. Interest expense was $77 million for the year ended November 1, 2009, compared to $86 million for the year ended November 2, 2008, which represents a decrease of $9 million or 10%. The decrease is primarily due to the redemption and repurchases of $109 million in aggregate principal amount of our outstanding notes made since the beginning of fiscal year 2009. Interest expense is expected to be significantly lower during fiscal year 2010, compared to fiscal year 2009, due to these repurchases and the redemption of the remaining $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes on December 1, 2009.

Gain (loss) on extinguishment of debt. During the year ended November 1, 2009, we repurchased an aggregate of $106 million of debt, consisting of $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a tender offer for all or a part of our outstanding notes, resulting in a loss on extinguishment of debt in fiscal year 2009 of $9 million. We also repurchased $3 million in principal amount of senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million during the year ended November 1, 2009. During the year ended November 2, 2008, we redeemed $200 million principal amount of our senior floating rate notes. The redemption of the senior floating rate notes in fiscal year 2008 resulted in a loss on extinguishment of debt of $10 million. See Note 8 to the Consolidated Financial Statements.

Other income (expense), net. Other income (expense), net includes interest income, foreign currency gain (loss), loss on other-than-temporary impairment of investment and other miscellaneous items. Other income, net was $1 million for the year ended November 1, 2009 compared to other expense, net of $4 million for the year ended November 2, 2008. The increase is attributable to $4 million in government grants received during the year ended November 1, 2009 offset by a $2 million other-than-temporary impairment charge related to an investment accounted for under the cost method

Provision for income taxes. We recorded income tax expense of $8 million for the year ended November 1, 2009 compared to an income tax expense of $3 million for the year ended November 2, 2008. The increase is primarily attributable to changes in valuation allowances and distribution of jurisdictional income.

Year Ended November 2, 2008 Compared to Year Ended October 31, 2007

The following tables set forth the results of operations for the years ended November 2, 2008 and October 31, 2007.

	Year Ended
	October 31, 2007	November 2, 2008	October 31, 2007	November 2, 2008
	(in millions)		(as a percentage of net revenue)
Statement of Operations Data:
Net revenue	$1,527	$1,699	100%	100%

Costs and expenses:
Cost of products sold:
Cost of products sold	936	981	61	58
Amortization of intangible assets	60	57	4	3
Asset impairment charges	140	—	9	—
Restructuring charges	29	6	2	—

Total cost of products sold	1,165	1,044	76	61
Research and development	205	265	14	16
Selling, general and administrative	193	196	13	12
Amortization of intangible assets	28	28	2	2
Asset impairment charges	18	—	1	—
Restructuring charges	22	6	1	—
Acquired in-process research and development	1	—	—	—

Total costs and expenses	1,632	1,539	107	91

Income (loss) from operations	(105)	160	(7)	9
Interest expense	(109)	(86)	(7)	(5)
Loss on extinguishment of debt	(12)	(10)	(1)	(1)
Other income (expense), net	14	(4)	1	—

Income (loss) from continuing operations before taxes	(212)	60	(14)	3
Provision for income taxes	8	3	—	—

Income (loss) from continuing operations	(220)	57	(14)	3
Income from and gain on discontinued operations, net of income taxes	61	26	4	2

Net income (loss)	$(159)	$83	(10)%	5%

Net revenue. Net revenue was $1,699 million for the year ended November 2, 2008, as compared to $1,527 million for the year ended October 31, 2007, an increase of $172 million or 11%.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets and was as follows:

	Year Ended
% of net revenue	October 31, 2007	November 2, 2008
Wireless communications	26%	31%
Wired infrastructure	28	28
Industrial and automotive electronics	32	30
Consumer and computing peripherals	14	11

Total net revenue from continuing operations	100%	100%

	Year Ended
Net revenue ($ in millions)	October 31, 2007	November 2, 2008	% Change in Dollars
Wireless communications	$393	$524	33%
Wired infrastructure	423	470	11%
Industrial and automotive electronics	500	513	3%
Consumer and computing peripherals	211	192	(9)%

Total net revenue from continuing operations	$1,527	$1,699	11%

As a percentage of net revenue, net revenue from wireless communications products increased in fiscal year 2008 compared with fiscal year 2007. Net revenue from wireless communications products also increased in the same periods primarily due to a favorable mix of products in the next generation handset market.

As a percentage of net revenue, net revenue from wired infrastructure products was flat in fiscal year 2008 compared with fiscal year 2007. The increase in net revenue from wired infrastructure products was driven mainly by strong growth in fiber optics.

As a percentage of net revenue, net revenue from industrial and automotive electronics products decreased in fiscal year 2008 compared with fiscal year 2007 due to our channel partners reducing their inventories. Net revenue from industrial and automotive products increased moderately in the same periods.

As a percentage of net revenue, net revenue in consumer and computing peripherals products decreased in fiscal year 2008 compared with fiscal year 2007. Net revenue from consumer and computer peripherals products also decreased in the same periods, reflecting an increasingly competitive environment in printer encoders and low-end navigation sensors.

Cost of products sold. Total cost of products sold (which includes amortization of manufacturing-related intangible assets, asset impairment and restructuring charges) was $1,044 million for the year ended November 2, 2008, as compared to $1,165 million for the combined year ended October 31, 2007, a decrease of $121 million or 10%. As a percentage of net revenue, cost of products sold decreased from 76% to 61%, primarily due to the asset impairment charge of $140 million recorded in the third quarter of fiscal year 2007.

Cost of products sold (which excludes amortization of manufacturing-related intangible assets, asset impairment and restructuring charges) was $981 million for the year ended November 2, 2008, as compared to $936 million for the year ended October 31, 2007, an increase of $45 million or 5%. As a percentage of net revenue, cost of products sold decreased to 58% for the year ended November 2, 2008 from 61% for the year ended October 31, 2007. This decrease was attributable to the increase in revenue, favorable product mix and improved operational efficiency arising from our restructuring actions taken in fiscal year 2007 and fiscal year 2008.

Research and development. Research and development expense was $265 million for the year ended November 2, 2008, as compared to $205 million for the year ended October 31, 2007, an increase of $60 million or 29%. As a percentage of net revenue, research and development expenses increased from 14% for the year ended October 31, 2007 to 16% for the year ended November 2, 2008. Higher research and development expense for the year ended November 2, 2008 was due to redeployment of technical resources to focus on product development, as well as higher project material expenditures.

Selling, general and administrative. Selling, general and administrative expense was $196 million for the year ended November 2, 2008, as compared to $193 million for the year ended October 31, 2007, an increase of $3 million or 2%. As a percentage of net revenue, selling, general and administrative expense decreased from 13% to 12%, reflecting the cost reduction actions taken since the beginning of fiscal year 2008.

Amortization of intangible assets. Amortization of intangible assets was $28 million for each of the years ended November 2, 2008 and October 31, 2007.

Asset impairment charges. During the year ended October 31, 2007, we recorded a $158 million write-down of certain long-lived assets following a review of the recoverability of the carrying value of certain manufacturing facilities. See Note 11 to the Consolidated Financial Statements.

Restructuring charges. During the year ended November 2, 2008, we incurred restructuring charges of $12 million, compared to $51 million during the year ended October 31, 2007, both predominantly representing one-time employee termination costs. See Note 11 to the Consolidated Financial Statements.

Acquired in-process research and development (IPRD). IPRD was $1 million for the year ended October 31, 2007 related to completion of the acquisition of the POF business. The amounts allocated to IPRD were determined based on our estimates of the fair value of assets acquired using valuation techniques used in the semiconductor industry and were charged to expense in the third quarter of fiscal year 2007. The projects that qualify for IPRD had not reached technical feasibility and no future use existed for them in Avago. In accordance with ASC 730 “Research and Development” amounts assigned to IPRD meeting the above stated criteria were charged to expense as part of the allocation of the purchase price.

Interest expense. Interest expense was $86 million for the year ended November 2, 2008, as compared to $109 million for the year ended October 31, 2007, which represents a decrease of $23 million or 21%. The decrease is primarily due to the redemption and repurchases of $297 million in principal amount of our outstanding notes in fiscal years 2007 and 2008.

Loss on extinguishment of debt. During the year ended November 2, 2008, we redeemed $200 million in principal amount of our senior floating rate notes. The redemption of the senior floating rate notes resulted in a loss on extinguishment of debt of $10 million. Additionally, during the year ended October 31, 2007, we repurchased $97 million in principal amount of our 10 1/8% senior notes due 2013. The repurchase of the senior notes resulted in a loss on extinguishment of debt of $12 million. See Note 8 to the Consolidated Financial Statements.

Other income (expense), net. Other income (expense), net was $(4) million for the year ended November 2, 2008 compared to $14 million for the year ended October 31, 2007, a decrease of $18 million. The decrease was primarily attributable to exchange losses arising from foreign currency fluctuations relative to the prior year, as well as a decline in interest income due to lower interest rates.

Provision for income taxes. We recorded an income tax expense of $3 million and $8 million for the years ended November 2, 2008 and October 31, 2007, respectively. The decrease was primarily attributable to a release of valuation allowances of $9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of fiscal year 2008, we reduced the valuation allowance after determining that certain deferred tax assets are more likely than not to be realizable due to expectations of future taxable income, carryforward periods available to us, and other factors.

Backlog

Our sales are generally made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that purchase orders or backlog are not a reliable indicator of future sales.

Seasonality

Sales of consumer electronics are higher during the calendar year end period, and as a result, we typically experience higher revenues during our fourth fiscal quarter while sales typically decline in our first fiscal quarter.

Liquidity and Capital Resources

Our primary sources of liquidity as at November 1, 2009, consisted of: (1) approximately $472 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until 2011, of which $333 million is available to be drawn (after taking into account $17 million of letters of credit outstanding under the facility). Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including acquisitions from time to time.

The volatility in the credit markets has generally diminished liquidity and capital availability in worldwide markets. We are unable to predict the likely duration and severity of the current disruptions in the credit and financial markets or the adverse global economic conditions. However, we believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

In August 2009, Parent completed the IPO of its ordinary shares in which it sold 21,500,000 shares and our existing shareholders sold 28,180,000 shares (including 6,480,000 shares sold in connection with the underwriters’ exercise of their over-allotment option in full) at a public offering price of $15.00 per share. The net proceeds of the IPO were $296 million after deducting the underwriters’ discounts and commissions and estimated offering expenses. Parent used a portion of the proceeds to pay to our Sponsors $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each Sponsor). Subsequent to the IPO, in the fourth quarter of fiscal 2009, Parent used a portion of the net proceeds from the IPO to repurchase an aggregate of $106 million principal amount of our outstanding notes, consisting of $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a cash tender offer, and paid $6 million in premium, plus accrued and unpaid interest. In addition, on December 1, 2009, subsequent to fiscal year 2009, Parent used the remaining net proceeds to fund a portion of the redemption of an aggregate of $364 million principal amount of our outstanding notes, consisting of the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes, pursuant to the terms of the indenture governing those notes. We paid an aggregate of $351 million in respect of the redemption of senior fixed rate notes and approximately $46 million in respect of the redemption of the senior floating rate notes, including accrued and unpaid interest to but not including the redemption date. As a result of the IPO and Parent’s use of proceeds therefrom to repurchase our debt, our amounts due to Parent increased by $219 million.

Our ability to service our senior subordinated notes and any indebtedness we incur under our revolving credit facility will depend on our ability to generate cash in the future. We may not have significant cash available to meet any large unanticipated liquidity requirements, other than from available borrowings, if any, under our revolving credit facility. As a result, we may not retain a sufficient amount of cash to finance growth opportunities, including acquisitions, or unanticipated capital expenditures or to fund our operations. If we do not have sufficient cash for these purposes, our financial condition and our business could suffer.

In summary, our cash flows were as follows (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Net cash provided by operating activities	$144	$201	$137
Net cash (used in) provided by investing activities	5	(94)	(63)
Net cash (used in) provided by financing activities	(112)	(203)	185

Net increase (decrease) in cash and cash equivalents	$37	$(96)	$259

Cash Flows for the Years Ended November 1, 2009 and November 2, 2008

Net cash provided by operating activities during the year ended November 1, 2009 was $137 million. The net loss of $44 million was offset primarily by non-cash charges of $160 million for depreciation and amortization and $12 million in share-based compensation.

Accounts receivable at the end of fiscal year 2009 increased by $2 million, or 1%, from the amount at the end of fiscal year 2008. Accounts receivable days sales outstanding increased to 40 days at November 1, 2009 from 37 days at November 2, 2008 primarily due to better linearity of shipments in the last month of fiscal year 2008 as compared to the last month of fiscal year 2009.

Inventory decreased to $162 million at November 1, 2009 from $188 million at the end of fiscal year 2008. Inventory days on hand decreased from 65 days at November 2, 2008 to 62 days at November 1, 2009. The inventory balance at the end of fiscal year 2008 was high mainly due to certain strategic, end-of-life purchases. During the year ended November 1, 2009, we recorded write-downs to inventories of $23 million associated with reduced demand assumptions compared to $11 million during the prior year.

Current liabilities increased from $330 million at the end of fiscal year 2008 to $854 million at the end of fiscal year 2009 mainly due to the reclassification of long–term debt of $364 million from long-term to short-term which we irrevocably called for redemption before the year end, partially offset by decreases in accounts payable and employee compensation and benefit accruals. Accounts payable decreased by $20 million or 11% from fiscal year 2008 mainly due to timing of disbursements. The decrease in employee compensation and benefit accruals from November 2, 2008 is attributable to our headcount reductions related to our restructuring plans as well as lower accruals under employee bonus plans.

Net cash provided by operating activities during the year ended November 2, 2008 was $201 million. The net cash provided by operations was primarily due to net income of $83 million and non-cash charges of $159 million, offset by increases in operating assets and liabilities of $41 million. Non-cash charges for the year ended November 2, 2008 include $159 million for depreciation and amortization, $15 million in share-based compensation, offset by a $27 million gain on discontinued operations.

Net cash used in investing activities for the year ended November 1, 2009 was $63 million. The net cash used in investing activities was primarily due to purchases of property, plant and equipment of $57 million and $7 million related to a business acquisition.

Net cash used in investing activities for the year ended November 2, 2008 was $94 million. The net cash used in investing activities principally related to acquisitions and investments of $78 million, and purchases of property, plant and equipment of $65 million, offset by earn-out payments of $50 million related to the divestiture of the Printer ASICs Business and the Image Sensor operations.

Net cash provided by financing activities for the year ended November 1, 2009 was $185 million. The net cash provided by financing activities was principally from increase in amounts due to Parent of $220 million, less $85 million associated with the purchase of senior fixed rate notes, $17 million associated with the purchase of senior subordinated notes and $4 million associated with the purchase of senior floating rate notes as part of an early tender offer. Net cash used in financing activities for the year ended November 2, 2008 was $203 million, comprised mainly of the redemption of senior floating rate notes of $200 million.

Cash Flows for the Years Ended November 2, 2008 and October 31, 2007

We generated cash from operations of $201 million and $144 million during the years ended November 2, 2008 and October, 31, 2007, respectively.

Net cash provided by operations during the year ended November 2, 2008 was $201 million. The net cash provided by operations was primarily due to net income of $83 million and non-cash charges of $159 million, offset by increases in operating assets and liabilities of $41 million. Non-cash charges for the year ended November 2, 2008 include $159 million for depreciation and amortization, $15 million in share-based compensation, $6 million loss on extinguishment of debt and $2 million loss on disposal of property, plant and equipment, offset by a $27 million gain on discontinued operations. Significant changes in operating assets and liabilities from October 31, 2007 include an increase in inventory and in other current assets and in current liabilities of $45 million and $20 million, respectively, and a decrease in accounts payable of $29 million, as a result of the timing of disbursements. These uses of cash are partially offset by a decrease in accounts receivable of $38 million and an increase in employee compensation and benefits accrual of $18 million from October 31, 2007. Accounts receivable days sales outstanding declined from 51 days at October 31, 2007 to 37 days at November 2, 2008 primarily due to an improvement in collections as well as better linearity of shipments in the last quarter of fiscal year 2008 as compared to the last quarter of fiscal year 2007. Inventory increased from $140 million at the end of fiscal year 2007 to $188 million on November 2, 2008. Inventory days on hand increased from 53 days at October 31, 2007 to 65 days at November 2, 2008. The increase in inventory is primarily due to increase in net revenue of 10% in 2008 as compared to 2007, strategic, end-of-life purchases, as well as a relatively lower inventory on hand at the end of fiscal 2007.

Net cash provided by operations during the year ended October 31, 2007 was $144 million. The net cash provided by operations was primarily due to non-cash charges of $308 million, offset by a net loss of $159 million and by changes in operating assets and liabilities of $5 million. Non-cash charges for the year ended October 31, 2007 include $176 million for depreciation and amortization, $162 million of non-cash restructuring and assets impairment charges, $12 million in share-based compensation and $12 million loss on extinguishment of debt, offset by a $61 million gain on discontinued operations. Significant changes in operating assets and liabilities from October 31, 2006 include an increase in accounts receivable and other current assets and current liabilities of $31 million and $28 million, respectively, a decrease in employee compensation and benefits accruals of $12 million as the result of disbursements related to our employee benefit programs. These uses of cash are partially offset by increase in accounts payable of $29 million, decrease in inventory of $28 million, and increase in other long-term assets and liabilities of $9 million from October 31, 2006.

Net cash used in investing activities for the year ended November 2, 2008 was $94 million. The net cash used in investing activities principally related to acquisitions and investments of $78 million, and purchases of property, plant and equipment of $65 million, offset by earn-out payments of $50 million related to the divestiture of the Printer ASICs Business and the Image Sensor operations. Net cash provided by investing activities for the year ended October 31, 2007 was $5 million. The net cash provided by investing activities was principally due to net proceeds received from the sale of the Image Sensor operations of $57 million and earn-out payment in connection with the sale of our Printer ASICs business of $10 million, offset by the POF acquisition for $27 million and purchases of property, plant and equipment of $37 million.

Net cash used in financing activities for the year ended November 2, 2008 was $203 million, comprised mainly of the redemption of senior floating rate notes of $200 million. Net cash used in financing activities for the year ended October 31, 2007 was $112 million and primarily related to payments made to retire our senior fixed rate notes for $107 million, which included the premium paid on the redemption.

Indebtedness

As of November 1, 2009, we had $599 million outstanding in aggregate indebtedness and capital lease obligations, with an additional $350 million of borrowing capacity available under our revolving credit facility (including outstanding letters of credit of $17 million at November 1, 2009, which reduce the amount available under our revolving credit facility on a dollar-for-dollar basis). As discussed above, subsequent to the end of fiscal year 2009, we redeemed $364 million aggregate principal amount of our outstanding notes, as discussed in more detail below.

During the fourth quarter of fiscal year 2009, Parent used a portion of the net proceeds from the IPO to repurchase $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes in a cash tender offer, and paid $6 million in premium, plus accrued and unpaid interest, resulting in a loss on extinguishment of debt of $9 million.

On December 1, 2009, we and our subsidiaries, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. redeemed $364 million aggregate principal amount of our outstanding notes including (a) the remaining $318 million aggregate principal amount outstanding of senior fixed rate notes due at a redemption price of 105.063% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date and (b) the remaining $46 million aggregate principal amount outstanding of senior floating rate notes due 2013 (such notes together with the senior fixed rate notes, or the Notes) at a redemption price of 100.000% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date. As a result our aggregate indebtedness and capital lease obligations has been reduced by a corresponding amount.

Revolving Credit Facility

Our $350 million revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day or one-day notice, referred to as swingline loans, and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of November 1, 2009, we had no borrowings outstanding under the revolving credit facility, although we had $17 million of letters of credits outstanding under the facility, which reduce the amount available on a dollar-for-dollar basis. Principal amounts outstanding under the revolving credit facility are due and payable in full on December 1, 2011.

Borrowings under our revolving credit facility bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% (or an equivalent base rate for loans originating outside the United States, to the extent available) or (b) a LIBOR rate (or the equivalent thereof in the relevant jurisdiction) determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At November 2, 2008, the lender’s base rate was 4.00% and the one-month LIBOR rate was 2.58%. At November 1, 2009, the lender’s base rate was 3.25% and the one-month LIBOR rate was 0.24%. The applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.

We are required to pay a commitment fee to the lenders under the revolving credit facility with respect to any unutilized commitments thereunder. At November 2, 2008 and November 1, 2009, the commitment fee on the revolving credit facility was 0.375% per annum. We must also pay customary letter of credit fees. The commitment fee is expensed as additional interest expense.

The senior credit agreement governing the revolving credit facility has various limitations on certain transactions that may occur, including limitations on incurrence of additional debt, issuance of preferred shares, creation of liens, sale-leaseback transactions, mergers and consolidations, asset sales, payment of dividends or distribution, share repurchases, restricted payments, investments, loans or advances, capital expenditures, repayment of or material amendments to the agreements governing our subordinated indebtedness (including our senior subordinated notes), making certain acquisitions, changing our business lines, and changing the status of our direct parent company, Avago Technologies Holding Pte. Ltd., as a passive holding company.

All obligations under the revolving credit facility, and the guarantees of those obligations, are secured by substantially all of our assets and that of each guarantor subsidiary, subject to certain exceptions.

In addition, the senior credit agreement requires us to maintain senior secured leverage ratios not exceeding levels set forth in the senior credit agreement. The senior credit agreement also contains certain customary affirmative covenants and events of default including a cross-default triggered by certain events of default under our other material debt instruments. We were in compliance with all our covenants under the senior credit agreement at November 1, 2009.

Contractual Commitments

Our cash flows from operations are dependent on a number of factors, including fluctuations in our operating results, accounts receivable collections, inventory management, and the timing of payments. As a result, the impact of contractual obligations on our liquidity and capital resources in future periods should be analyzed in conjunction with such factors.

The following table sets forth our long-term debt, operating and capital lease and purchase obligations as of November 1, 2009 for the fiscal periods noted (in millions).

	Total	2010	2011 to 2012	2013 to 2014	Thereafter
Short-term and long-term debt(1)	$594	$364	$—	$—	$230
Estimated future interest expense payments(2)	173	32	57	54	30
Operating leases(3)	21	8	7	4	2
Capital leases(4)	5	2	2	—	1
Commitments to contract manufacturers and other purchase obligations(5)	38	38	—	—	—
Additional contractual commitments(6)	70	28	31	11	—

(1)	Represents our outstanding notes as of November 1, 2009. Subsequent to that date, we redeemed the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes and terminated our obligations with respect to such notes, including the obligation to pay interest thereon.

(2)	Represents interest payments on our outstanding notes assuming the same rate on the senior floating rate notes as was in effect on November 1, 2009, commitment fees and letter of credit fees. See Note 8 to the Consolidated Financial Statements.
(3)	Includes operating lease commitments for facilities and equipment that we have entered into with third parties.
(4)	Includes capital lease commitments for equipment that we have entered into with third parties.
(5)	We purchase components from a variety of suppliers and use several contract manufacturers to provide manufacturing services for our products. During the normal course of business, we issue purchase orders with estimates of our requirements several months ahead of the delivery dates. However, our agreements with these suppliers usually allow us the option to cancel, reschedule, and adjust our requirements based on our business needs prior to firm orders being placed. Typically purchase orders outstanding with delivery dates within 30 days are non-cancelable. In addition to the above, we record a liability for firm, non-cancelable, and unconditional purchase commitments for quantities in excess of our future demand forecasts in conjunction with our write-down of inventory. As of November 1, 2009, the liability for our firm, non-cancelable and unconditional purchase commitments was $3 million. These amounts are included in other liabilities in our balance sheets at November 1, 2009, and are also included in the preceding table.
(6)	We have entered into several agreements related to IT, human resources, financial advisory services and other services agreements.

We adopted the provisions of ASC 740 “Income Taxes” on accounting for uncertainty in income taxes on November 1, 2007. Due to the inherent uncertainty with respect to the timing of future cash outflows associated with our unrecognized tax benefits at November 1, 2009, we are unable to reliably estimate the timing of cash settlement with the respective taxing authority. Therefore, $24 million of unrecognized tax benefits classified as long-term income tax payable in the consolidated balance sheet as of November 1, 2009 have been excluded from the contractual obligations table above.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at November 1, 2009 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“Codification”) became the single source of authoritative US GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to SFAS, Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this annual report for fiscal year 2009, references to prior standards have been updated to reflect the new referencing system.

In October 2009 the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In October 2009 the FASB issued ASU No. 2009-14 “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASU No. 2009-14 will be effective for our fiscal year 2011 with early adoption permitted. This guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In June 2009, the FASB issued an amendment to ASC 810 “Consolidation,” or ASC 810, that eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment to ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing ASC 810’s provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for our fiscal year 2011. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In December 2008, the FASB issued amendment to ASC 715 “Compensation – Retirement Benefits”. This guidance amends the existing provisions to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. This guidance does not change the accounting treatment for postretirement benefit plans. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance will change our disclosure about pension plans beginning fiscal year 2010.

In April 2008, the FASB issued amendment to ASC 350 “Intangibles – Goodwill and Other,” or ASC 350, for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under ASC 350 for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 which provides enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. ASC 820 applies whenever other guidance requires or permit assets or liabilities to be measured at fair value. ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude ASC 840 “Accounting for Leases” and delays the effective date of ASC 820 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. We adopted ASC 820 for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of this guidance for nonfinancial assets and liabilities is not expected to significantly impact our results of operations and financial position.

In December 2007, the FASB revised ASC 805 “Business Combinations,” or ASC 805, which significantly changes current practices regarding business combinations. Among the more significant changes, the revised guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. In April 2009, the FASB issued additional guidance for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends and clarifies to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 is effective for us beginning in fiscal year 2010. The adoption of this guidance will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The nature and magnitude of the specific impact will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

In December 2007, the FASB revised ASC 810 “Consolidation,” or ASC 810, for accounting for noncontrolling interests in consolidated financial statements. This guidance will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. This guidance is effective for us for fiscal year 2010. We do not expect that the adoption of this guidance will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued amended ASC 715 “Compensation – Retirement Benefits,” or ASC 715, for employers’ accounting for defined benefit pension and other postretirement plans. This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted this provision of this guidance, along with disclosure requirements, at the end of fiscal year 2007. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted this additional provision in fiscal year 2009 and the change in measurement date did not have a material impact on our results of operations and financial position.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At November 1, 2009, we had $46 million of debt outstanding under our senior floating rate notes which is based on a floating rate index. A 1.0% increase in interest rates would increase the annual interest expense on our senior floating rate notes by $0.5 million. These remaining outstanding senior floating rate notes were redeemed on December 1, 2009.

Currency Exchange Rates

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. Our hedging contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of November 1, 2009, the fair value of all our outstanding foreign exchange forward contracts was immaterial.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AVAGO TECHNOLOGIES FINANCE PTE. LTD

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate. Management conducted an assessment of the Company’s internal control over financial reporting based on criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management concluded that, as of November 1, 2009, the Company’s internal control over financial reporting is effective.

The annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Avago Technologies Finance Pte. Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Avago Technologies Limited:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Avago Technologies Finance Pte. Ltd. a wholly owned subsidiary of Avago Technologies Limited, and its subsidiaries at November 1, 2009 and November 2, 2008, and the results of their operations and their cash flows for each of the three years in the period ended November 1, 2009 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal year 2007. As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for retirement plans and post retirement benefits in fiscal year 2007. As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in fiscal year 2008.

/s/ PricewaterhouseCoopers LLP

San Jose, California

December 15, 2009

AVAGO TECHNOLOGIES FINANCE PTE. LTD

CONSOLIDATED BALANCE SHEETS

(in millions, except share amounts)

	November 2, 2008	November 1, 2009
ASSETS

Current assets:
Cash and cash equivalents	$213	$472
Trade accounts receivable, net	184	186
Inventory	188	162
Other current assets	34	44

Total current assets	619	864
Property, plant and equipment, net	299	264
Goodwill	169	171
Intangible assets, net	721	647
Other long-term assets	61	24

Total assets	$1,869	$1,970

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Accounts payable	$174	$154
Employee compensation and benefits	74	55
Accrued interest	32	25
Capital lease obligations – current	2	2
Due to Parent	2	221
Other current liabilities	46	33
Current portion of long-term debt	—	364

Total current liabilities	330	854

Long-term liabilities:
Long-term debt	703	230
Capital lease obligations – non-current	5	3
Other long-term liabilities	55	64

Total liabilities	1,093	1,151

Commitments and contingencies (Note 18)

Shareholder’s equity:
Ordinary shares, no par value; 210,460,262 shares and 226,460,262 shares issued and outstanding on November 2, 2008 and November 1, 2009, respectively	1,080	1,172
Accumulated deficit	(312)	(356)
Accumulated other comprehensive income	8	3

Total shareholder’s equity	776	819

Total liabilities and shareholder’s equity	$1,869	$1,970

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Net revenue	$1,527	$1,699	$1,484
Costs and expenses:
Cost of products sold:
Cost of products sold	936	981	855
Amortization of intangible assets	60	57	58
Asset impairment charges	140	—	—
Restructuring charges	29	6	11

Total cost of products sold	1,165	1,044	924
Research and development	205	265	245
Selling, general and administrative	193	196	165
Amortization of intangible assets	28	28	21
Asset impairment charges	18	—	—
Restructuring charges	22	6	23
Advisory agreement termination fee	—	—	54
Selling shareholder expenses	—	—	4
Acquired in-process research and development	1	—	—

Total costs and expenses	1,632	1,539	1,436

Income (loss) from operations	(105)	160	48
Interest expense	(109)	(86)	(77)
Loss on extinguishment of debt	(12)	(10)	(8)
Other income (expense), net	14	(4)	1

Income (loss) from continuing operations before income taxes	(212)	60	(36)
Provision for income taxes	8	3	8

Income (loss) from continuing operations	(220)	57	(44)
Income from and gain on discontinued operations, net of income taxes	61	26	—

Net income (loss)	$(159)	$83	$(44)

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Cash flows from operating activities:
Net income (loss)	$(159)	$83	$(44)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	176	159	160
Amortization of debt issuance costs	4	4	4
Asset impairment charges	158	—	—
Gain on discontinued operations	(61)	(27)	—
Loss on extinguishment of debt	12	6	8
Loss on disposal of property, plant and equipment	2	2	2
Non-cash portion of restructuring charges	4	—	1
Impairment of investment	—	—	2
Acquired in-process research and development	1	—	—
Share-based compensation	12	15	12
Tax benefits from share-based compensation	—	—	1
Excess tax benefits from share-based compensation	—	—	(1)
Changes in assets and liabilities, net of acquisitions and dispositions:
Trade accounts receivable	(31)	38	—
Inventory	28	(45)	27
Accounts payable	29	(29)	(16)
Employee compensation and benefits	(12)	18	(19)
Other current assets and current liabilities	(28)	(20)	(40)
Other long-term assets and long-term liabilities	9	(3)	40

Net cash provided by operating activities	144	201	137

Cash flows from investing activities:
Purchase of property, plant and equipment	(37)	(65)	(57)
Acquisitions and investments, net of cash acquired	(27)	(78)	(7)
Purchase of intangible assets	—	(6)	(1)
Proceeds from disposal of property, plant and equipment	—	5	—
Proceeds from sale of discontinued operations	69	50	2

Net cash (used in) provided by investing activities	5	(94)	(63)

Cash flows from financing activities:
Issuance of ordinary shares	—	—	80
Debt repayments	(107)	(202)	(114)
Excess tax benefits from share-based compensation	1	1	1
Cash settlement of equity awards	(5)	(2)	(1)
Due to Parent	—	—	220
Payment on capital lease obligation	(1)	—	(1)

Net cash (used in) provided by financing activities	(112)	(203)	185

Net increase (decrease) in cash and cash equivalents	37	(96)	259
Cash and cash equivalents at the beginning of year	272	309	213

Cash and cash equivalents at end of year	$309	$213	$472

Supplemental disclosure of cash flow information:
Cash paid for interest	$109	$85	$79

Cash paid for income taxes	$23	$8	$10

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in millions, except share amounts)

	Ordinary Shares
	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholder’s Equity	Comprehensive Income (loss)
Balance as of October 31, 2006	210,460,262	$1,058	$(227)	$—	$831	$(227)

Cash settlement of equity awards	—	(5)	—	—	(5)
Share-based compensation	—	12	—	—	12
Tax benefits from share-based compensation	—	1	—	—	1
Accumulated other comprehensive income on pension liability, net of taxes	—	—	—	4	4	4
Net loss	—	—	(159)	—	(159)	(159)

Balance as of October 31, 2007	210,460,262	1,066	(386)	4	684	$(155)

Cumulative effect of adopting amended guidance of ASC 740	—	—	(9)	—	(9)
Cash settlement of equity awards	—	(2)	—	—	(2)
Tax benefits from share-based compensation	—	1	—	—	1
Share-based compensation	—	15	—	—	15
Changes in accumulated other comprehensive income:
Actuarial gains and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	5	5	5
Unrealized net loss on derivative instruments	—	—	—	(1)	(1)	(1)
Net income	—	—	83	—	83	83

Balance as of November 2, 2008	210,460,262	1,080	(312)	8	776	$87

Issuance of shares	16,000,000	80			80
Cash settlement of equity awards	—	(1)	—	—	(1)
Share-based compensation	—	12	—	—	12
Tax benefits from share-based compensation	—	1	—	—	1
Changes in accumulated other comprehensive income:
Actuarial losses and prior service costs associated with post-retirement benefit and defined benefit pension plans, net of taxes	—	—	—	(6)	(6)	(6)
Unrealized net gain on derivative instruments	—	—	—	1	1	1
Net loss	—	—	(44)	—	(44)	(44)

Balance as of November 1, 2009	226,460,262	$1,172	$(356)	$3	$819	$(49)

The accompanying notes are an integral part of these consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Overview and Basis of Presentation

Overview

Avago Technologies Finance Pte. Ltd., or the Company, we or Avago Finance, was organized under the laws of the Republic of Singapore in September 2005. We are the successor to the Semiconductor Products Group, or SPG, of Agilent Technologies, Inc., or Agilent. On December 1, 2005, we acquired substantially all of the assets of SPG from Agilent for $2.7 billion, or the SPG Acquisition.

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

Avago Finance is a wholly-owned subsidiary of Avago Technologies Holding Pte. Ltd., or Holding, which is wholly owned by Avago Technologies Limited, or Parent. All three of these companies were formed for the purpose of facilitating the SPG Acquisition.

In August 2009, Parent completed the initial public offering, or IPO, of its ordinary shares in which it sold 21,500,000 shares and Parent’s existing shareholders and certain employees sold 28,180,000 shares (including 6,480,000 shares sold in connection with the underwriters’ exercise of their over-allotment option in full) at a public offering price of $15.00 per share. The net proceeds of the IPO were $296 million after deducting the underwriters’ discounts and commission and offering expenses. We used a portion of the net proceeds to pay to affiliates of Kohlberg Kravis Roberts and Co., or KKR, and Silver Lake Partners, or Silver Lake, and together with KKR, the Sponsors, $54 million in connection with the termination of our advisory agreement pursuant to its terms (with one-half payable to each equity sponsor). During the fourth fiscal quarter of 2009, we also used $106 million of the net proceeds from the IPO to repay a portion of our long-term indebtedness.

Basis of Presentation

The Subsidiaries and Holdings Guarantors

We and our material subsidiaries are issuers or guarantors of our notes, and are borrowers under or are guarantors of our senior credit facilities. See Note 8. “Senior Credit Facilities and Borrowings.” Financial statements of Avago Finance have not been separately presented as it has no independent assets, liabilities or operations and the guarantees are full and unconditional and joint and several. Financial statements of the subsidiaries excluded from the guarantee have not been separately presented because they are minor. Each of the subsidiary co-issuers and subsidiary guarantors of the notes is a 100% owned direct or indirect subsidiary of Avago Finance. There are no significant contractual restrictions on the ability of Avago Finance or any subsidiary co-issuer or guarantor to obtain funds from its subsidiaries by dividend or loan, and the only other significant limitations on any such transfers are those customarily imposed by statutory capital, fraudulent conveyance, fraudulent transfer and similar insolvency laws, which we do not believe are material to our ability to service our debt obligations.

Holding is a guarantor of our senior credit facilities but is not a guarantor of the notes. In addition, Holding has no independent assets, liabilities or operations.

Fiscal Periods

Our fiscal year ended on October 31 for fiscal year 2006 and 2007. We adopted a 52- or 53-week fiscal year beginning with our fiscal year 2008. Our fiscal year ends on the Sunday closest to October 31.

Principles of Consolidation

Our consolidated financial statements include the accounts of Avago Finance and our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent Events

We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through December 15, 2009, the date of issuance of these consolidated financial statements.

2. Summary of Significant Accounting Policies

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Out-of-period Adjustment. During the year ended November 1, 2009, we recorded an accrual of $4 million for indirect taxes on certain prior years’ purchases and sales transactions. This accrual increased each of cost of products sold and research and development expenses for the second quarter of fiscal year 2009 by $2 million and increased net loss for the quarterly period by $4 million. We determined that the impact of the adjustment was not material to prior periods or to the results for the year ended November 1, 2009, and the adjustment was therefore recorded in the fiscal year 2009 under ASC 270 “Interim Reporting.”

Revenue recognition. We recognize revenue, net of trade discounts and allowances, provided that (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred, (iii) the price is fixed or determinable and (iv) collectibility is reasonably assured. Delivery is considered to have occurred when title and risk of loss have transferred to the customer. We consider the price to be fixed or determinable when the price is not subject to refund or adjustments or when any such adjustments are accounted for. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances. We recognize revenue from sales of our products to distributors upon delivery of products to the distributors. An allowance for distributor credits covering price adjustments and scrap allowances is made based on our estimate of historical experience rates as well as considering economic conditions and contractual terms. To date, actual distributor claim activity has been materially consistent with the provisions we have made based on our historical estimates.

We enter into development agreements with some of our customers and recognize revenue from these agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts received prior to completion or delivery of services. Costs related to these arrangements are included in research and development expense. These revenues, which are included in net revenue, totaled $19 million, $27 million and $31 million in fiscal 2007, 2008 and 2009, respectively.

Cash and cash equivalents. We consider all highly liquid investment securities with original or remaining maturities of three months or less at the date of purchase to be cash equivalents. We determine the appropriate classification of our cash and cash equivalents at the time of purchase. As of October 31, 2007, November 2, 2008 and November 1, 2009, $2 million, $2 million and $3 million, respectively, of our cash and cash equivalents were restricted, primarily for collateral under certain of our letter of credit arrangements.

Deferred Compensation Plan. Employee contributions under the deferred compensation plan (See Note 7 “Retirement Plans and Post-Retirement Benefits”) are maintained in a rabbi trust and are not readily available to us. Participants can direct the investment of their deferred compensation plan accounts in the same investments funds offered by the 401(k) plan. Although participants direct the investment of these funds, they are classified as trading securities and are included in other current assets. The corresponding liability related to the deferred compensation plan is recorded in other current liabilities. Unrealized gain (loss) in connection with these trading securities is recorded in other income (expense), net with an offset for the same amount recorded in compensation expense. We had deferred compensation plan assets of $1 million and $2 million at November 2, 2008 and November 1, 2009, respectively, which are included in other current assets. Unrealized gain (loss) was not material for fiscal years 2007, 2008 and 2009.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Trade accounts receivable, net. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Such accounts receivable have been reduced by an allowance for doubtful accounts, which is our best estimate of the amount of probable credit losses in our existing accounts receivable. We determine the allowance based on customer specific experience and the aging of such receivables, among other factors. Accounts receivable are also recorded net of sales returns and distributor allowances. These amounts are recorded when it is both probable and estimable that discounts will be granted or products will be returned. Aggregate accounts receivable allowances at October 31, 2007, November 2, 2008 and November 1, 2009 were $20 million, $19 million and $13 million, respectively.

Share-based compensation. Effective November 1, 2006, or fiscal year 2007, we adopted the provisions of ASC 718 “Compensation – Stock Compensation”, or ASC 718. Under ASC 718, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123. We adopted ASC 718 using the prospective transition method. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. For share-based awards granted after November 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under ASC 718, using the Black-Scholes valuation model with a straight-line amortization method. Since ASC 718 requires that share-based compensation expense be based on awards that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. ASC 718 requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from the estimate. For outstanding share-based awards granted before November 1, 2006, which were originally accounted under the provisions of APB No. 25 and the minimum value method for pro forma disclosures of SFAS No. 123, we continued to account for any portion of such awards under the originally applied accounting principles, until such awards were modified upon adoption of ASC 718.

For the years ended October 31, 2007, November 2, 2008 and November 1, 2009, we recorded $12 million, $15 million and $12 million, respectively, of compensation expense resulting from the application of ASC 718. We recognize a benefit from share based compensation in equity if an incremental tax benefit is realized by following the ordering provisions of the tax law.

Shipping and handling costs. Our shipping and handling costs charged to customers are included in net revenue and the associated expense is recorded in cost of products sold in the statements of operations for all periods presented.

Goodwill and purchased intangible assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Our accounting complies with ASC 350 “Intangibles-Goodwill and Other,” or ASC 350. Goodwill is not amortized but is reviewed annually (or more frequently if impairment indicators arise) for impairment. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over the useful lives of the respective assets, generally six months to 25 years.

On a quarterly basis, we monitor factors and changes in circumstances that could indicate carrying amounts of long-lived assets, including goodwill and intangible assets, may not be recoverable. Factors we consider important which could trigger an impairment review include (i) significant underperformance relative to historical or projected future operating results, (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business, and (iii) significant negative industry or economic trends. An impairment loss must be measured if the sum of the expected future cash flows (undiscounted and before interest) from the use and eventual disposition of the asset (or asset group) is less than the net book value of the asset (or asset group). The amount of the impairment loss will generally be measured as the difference between the net book value of the asset (or asset group) and their estimated fair value. We perform an annual impairment review of goodwill during the fourth fiscal quarter of each year, or more frequently if we believe indicators of impairment exist. No impairment of goodwill resulted from our most recent evaluation of goodwill for impairment, which occurred in the fourth quarter of fiscal year 2009. No impairment of goodwill resulted in any of the periods presented.

Advertising. Business specific advertising costs are expensed as incurred and amounted to $1 million, $3 million and $2 million for the years ended October 31, 2007, November 2, 2008 and November 1, 2009, respectively.

Research and development. Costs related to research, design and development of our products are charged to research and development expense as they are incurred.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes on income. We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes. Likewise, if we determine that we would not be able to realize all or part of our net deferred tax assets, an adjustment would be charged to earnings in the period such determination is made.

In July 2006, the FASB issued guidance on accounting for uncertainty in income taxes ASC 740 “Income Taxes,” or ASC 740, which clarifies the accounting for uncertainty in income taxes. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits. Income tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. This guidance also provides provisions on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. ASC 740 (with regard to uncertain tax positions) is effective for fiscal years beginning after December 15, 2006 and as a result, was effective for us on November 1, 2007. See Note 12. “Income Taxes” for additional information, including the effects of adoption on our consolidated financial statements.

Concentrations of credit risk and significant customers. Our cash, cash equivalents and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents are placed with financial institutions that management believes are of high credit quality. Our accounts receivable are derived from revenue earned from customers located in the U.S. and internationally. Credit risk with respect to accounts receivable is generally diversified due to the large number of entities comprising our customer base and their dispersion across many different industries and geographies. We perform ongoing credit evaluations of our customers’ financial conditions, and require collateral, such as letters of credit and bank guarantees, in certain circumstances.

We sell our products through our direct sales force and distributors. One customer accounted for 12% of the net accounts receivable balance at November 2, 2008. One customer accounted for 11% of our net accounts receivable balance at November 1, 2009.

For the year ended October 31, 2007, one customer represented 13% of net revenue from continuing operations. For the year ended November 2, 2008, one customer represented 11% of net revenue from continuing operations. For the year ended November 1, 2009, no customer represented 10% of net revenue from continuing operations.

Concentration of other risks. The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. Our financial results are affected by a wide variety of factors, including general economic conditions worldwide, economic conditions specific to the semiconductor industry, the timely implementation of new manufacturing technologies, the ability to safeguard patents and intellectual property in a rapidly evolving market and reliance on assembly and test subcontractors, third-party wafer fabricators and independent distributors. In addition, the semiconductor market has historically been cyclical and subject to significant economic downturns at various times. We are exposed to the risk of obsolescence of our inventory depending on the mix of future business.

Derivative instruments. We are subject to foreign currency risks for transactions denominated in foreign currencies, primarily Singapore Dollar, Malaysian Ringgit, Euro and Japanese Yen. Therefore, we enter into foreign exchange forward contracts to manage financial exposures resulting from the changes in the exchange rates of these foreign currencies. These contracts are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the functional currency of the subsidiary which has the exposure. We exclude time value from

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the measurement of effectiveness. To achieve hedge accounting, contracts must reduce the foreign currency exchange rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies; hedging contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes.

We designate our forward contracts as either cash flow or fair value hedges. All derivatives are recognized on the balance sheet at their fair values. For derivative instruments that are designated and qualify as a fair value hedge, changes in value of the derivative are recognized in income in the current period. Such hedges are recorded in net income (loss) and are offset by the changes in fair value of the underlying assets or liabilities being hedged. For derivative instruments that are designated and qualify as a cash flow hedge, changes in the value of the effective portion of the derivative instrument are recognized in accumulated comprehensive income (loss), a component of shareholder’s equity. These amounts are then reclassified and recognized in income when either the forecasted transaction occurs or it becomes probable the forecasted transaction will not occur. Changes in the fair value of the ineffective portion of derivative instruments are recognized in earnings in the current period, which have not been significant to date. Separate disclosures required for derivative instruments and hedging were not presented because the impact of derivative instruments is immaterial to our results of operations and financial position.

Inventory. We value our inventory at the lower of the actual cost of the inventory or the current estimated market value of the inventory, with cost being determined under the first-in, first-out method. We record a provision for excess and obsolete inventory based primarily on our estimated forecast of product demand and production requirements. The excess balance determined by this analysis becomes the basis for our excess inventory charge and the written-down value of the inventory becomes its cost. Written-down inventory is not written up if market conditions improve.

Investments. Our minority investments in privately held companies are accounted for using the cost method and evaluated for impairment quarterly. Such analysis requires significant judgment to identify events or circumstances that would likely have a significant other than temporary adverse effect on the carrying value of the investment. At November 2, 2008 and November 1, 2009 we had $3 million and $1 million of carrying value cost method investment, which was included in other long-term assets.

Property, plant and equipment. Property, plant and equipment are stated at cost less accumulated depreciation. Additions, improvements and major renewals are capitalized, and maintenance, repairs and minor renewals are expensed as incurred. When assets are retired or disposed of, the assets and related accumulated depreciation and amortization are removed from our records and the resulting gain or loss is reflected in the statement of operations. Buildings and leasehold improvements are generally depreciated over 15 to 40 years, or over the lease period, whichever is shorter, and machinery and equipment are generally depreciated over 3 to 10 years. We use the straight-line method of depreciation for all property, plant and equipment.

Net income (loss) per share. Because we only have one shareholder, Holding, and no ordinary shares trading in a public market, information on net income (loss) per share is not meaningful and has not been presented.

Foreign currency remeasurement. We operate in a U.S. dollar functional currency environment. As such, foreign currency assets and liabilities are remeasured into U.S. dollars at current exchange rates except for non-monetary items such as inventory and property, plant and equipment, which are remeasured at historical exchange rates. Net income (loss) for fiscal years 2007, 2008 and 2009 included net foreign currency gains (losses) of $3 million, $(6) million and $(3) million, respectively.

Capitalized software development costs. We capitalize eligible costs related to the application development phase of software developed internally or obtained for internal use in accordance with ASC 350 “Intangibles-Goodwill and Others”. The capitalization of software development costs during the years ended October 31, 2007, November 2, 2008 and November 1, 2009 was not material. We begin amortizing the costs associated with software developed for internal use at the time the software is ready for its intended use over its estimated useful life of three to five years.

Warranty. We accrue for the estimated costs of product warranties at the time revenue is recognized. Product warranty costs are estimated based upon our historical experience and specific identification of the products requirements, which may fluctuate based on product mix. Additionally, we accrue for warranty costs associated with occasional or unanticipated product quality issues if a loss is probable and can be reasonably estimated.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the changes in accrued warranty (in millions):

Balance as of October 31, 2007	$—
Charged to cost of products sold	4
Utilized	(3)

Balance as of November 2, 2008 – included in other current liabilities	1
Charged to cost of products sold	8
Utilized	(2)

Balance as of November 1, 2009 – included in other current liabilities	$7

The changes to accrued warranty for the year ended October 31, 2007 were not significant.

During the year ended November 1, 2009, we made warranty accruals of $5 million based on two specific quality issues. See Note 18. “Commitments and Contingencies” for further details.

Accumulated other comprehensive income. Other comprehensive income includes certain transactions that have generally been reported in the consolidated statements of shareholder’s equity and comprehensive income (loss). The components of accumulated other comprehensive income at October 31, 2007, November 2, 2008 and November 1, 2009 consisted of net unrecognized prior service credit and actuarial gain (loss) on retirement plans and post-retirement medical benefit plans and unrealized gain (loss) on derivative instruments.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, Codification became the single source of authoritative generally accepted accounting principles in the United States, or GAAP. The Codification did not create any new GAAP standards but incorporated existing accounting and reporting standards into a new topical structure with a new referencing system to identify authoritative accounting standards, replacing the prior references to SFAS, Emerging Issues Task Force (EITF), FASB Staff Position (FSP), etc. Authoritative standards included in the Codification are designated by their Accounting Standards Codification (ASC) topical reference, and new standards will be designated as Accounting Standards Updates (ASU), with a year and assigned sequence number. Beginning with this annual report for the fiscal year 2009, references to prior standards have been updated to reflect the new referencing system.

In October 2009 the FASB issued ASU No. 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements,” or ASU No. 2009-13. ASU No. 2009-13 addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. ASU No. 2009-13 will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In October 2009 the FASB issued ASU No. 2009-14 “Software (Topic 985): Certain Revenue Arrangements That Include Software Elements,” or ASU No. 2009-14. ASU No. 2009-14 modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. ASC No. 2009-14 will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In June 2009, the FASB issued an amendment to ASC 810 “Consolidation,” or ASC 810, that eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This amendment to ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing ASC 810’s provisions. The

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This guidance will be effective for our fiscal year 2011. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

In December 2008, the FASB issued amendment to ASC 715 “Compensation – Retirement Benefits”. This guidance amends the existing authoritative accounting provisions to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. This guidance does not change the accounting treatment for postretirement benefit plans. This guidance will be effective for us in fiscal year 2010. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance will change our disclosure about pension plans beginning fiscal year 2010.

In April 2008, the FASB issued amendment to ASC 350 “Intangibles – Goodwill and Other,” or ASC 350, for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. This guidance is intended to improve the consistency between the useful life of an intangible asset determined under the guidance for goodwill and other intangible assets and the period of expected cash flows used to measure the fair value of the asset under ASC 805 “Business Combinations” and other principles under GAAP. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance is not expected to significantly impact our results of operations and financial position.

In September 2006, the FASB issued ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820 which provides enhanced guidance for using fair value to measure assets and liabilities. This guidance also provides for expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value and the effect of fair value measurements on earnings. ASC 820 applies whenever other guidance require or permit assets or liabilities to be measured at fair value. ASC 820 does not expand the use of fair value in any new circumstances. In February 2008, the FASB issued additional guidance to exclude ASC 840 “Accounting for Leases” and delays the effective date of ASC 820 by one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. In October 2008, the FASB issued additional guidance for determining the fair value of a financial asset when the market for that asset is not active to clarify the application of the provisions of the guidance for fair value measurements in an inactive market and how an entity would determine fair value in an inactive market. This additional guidance is effective immediately. We adopted ASC 820 for financial assets and financial liabilities at the beginning of fiscal year 2009. The adoption of this guidance for financial assets and financial liabilities did not impact our results of operations and financial position. The guidance is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010. The adoption of this guidance for nonfinancial assets and nonfinancial liabilities is not expected to significantly impact our results of operations and financial position.

In December 2007, the FASB revised ASC 805 “Business Combinations,” or ASC 805, which significantly changes current practices regarding business combinations. Among the more significant changes, the revised guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. In April 2009, the FASB issued additional guidance for assets acquired and liabilities assumed in a business combination that arise from contingencies which amends and clarifies to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805 is effective for us beginning in fiscal year 2010. The adoption of this guidance will change our accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010. The nature and magnitude of the specific impact will depend upon the nature, terms and size of the acquisitions consummated after the effective date.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In December 2007, the FASB revised ASC 810 “Consolidation,” or ASC 810, for accounting for noncontrolling interests in consolidated financial statements. This guidance will change the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. This guidance is effective for us for fiscal year 2010. We do not expect that the adoption of this guidance will have a material impact on our results of operations and financial position.

In September 2006, the FASB issued amended ASC 715 “Compensation-Retirement Benefits,” or ASC 715, for employers’ accounting for defined benefit pension and other postretirement plans. This guidance requires an employer to recognize the overfunded or underfunded status of a defined benefit post-retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. We adopted this provision of this guidance, along with disclosure requirements, at the end of fiscal year 2007. This guidance also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. We adopted this additional provision in fiscal year 2009 and the change in measurement date did not have a material impact on our results of operations and financial position.

3. Acquisitions

During fiscal year 2007, we acquired the Polymer Optical Fiber, or POF, business from Infineon Technologies AG for $27 million in cash, or the POF Acquisition. The purchase price was allocated to the acquired net assets based on estimated fair values as follows: total assets of $30 million, including intangible assets of $17 million and goodwill of $6 million, and total liabilities of $3 million. The intangible assets are being amortized over their useful lives ranging from 8 to 15 years.

During the first quarter of fiscal year 2008, we completed the acquisition of a privately-held manufacturer of motion control encoders for $29 million (net of cash acquired of $2 million) plus $9 million repayment of existing debt. The purchase price was allocated to the acquired net assets based on estimated of fair values as follows: total assets of $51 million, including intangible assets of $11 million, goodwill of $27 million, and total liabilities of $11 million (which includes a $2 million loan secured by land and building in Italy). The intangible assets are being amortized over their useful lives ranging from 1 to 7 years.

During the second quarter of fiscal year 2008, we completed the acquisition of a privately-held developer of low-power wireless devices for $6 million. The initial purchase consideration of $6 million was allocated to the acquired net assets based on estimated fair values as follows: total assets of $7 million (primarily goodwill), and total liabilities of $1 million. In connection with the acquisition, we agreed to pay up to $3 million in cash contingent upon the achievement of certain development, product, or other milestones, and upon the continued employment with the Company of certain employees of the acquired entity. During each of the years ended November 2, 2008 and November 1, 2009, we recognized $1 million in compensation expense, related to the continued employment of certain employees of the acquired entities. We recognized less than $1 million cash contingent payment to the founders of the acquired entity upon the achievement of the first milestone as a purchase price adjustment during the year ended November 2, 2008. During the year ended November 1, 2009, we paid less than $1 million in cash to shareholders of one of the acquired entities, based on the achievement of certain defined milestones, which was recorded to goodwill as additional purchase consideration.

During the fourth quarter of fiscal year 2008, we acquired the Bulk Acoustic Wave Filter, or BAW, business of Infineon Technologies AG for $32 million in cash. The purchase price was allocated to the acquired net assets based on estimated fair values as follows: total assets of $33 million, including intangible assets of $12 million and goodwill of $13 million, and total liabilities of $1 million. The intangible assets are being amortized over their useful lives ranging from 8 to 15 years. In addition, during the first quarter of fiscal year 2009, we recorded less than $1 million of additional transaction costs to goodwill related to the BAW acquisition.

During the second quarter of fiscal year 2009, we completed the acquisition of a manufacturer of motion control encoders from a Japan-based company for $7 million in cash, net of cash acquired. The purchase price was allocated to the acquired net assets based on estimates of fair values as follows: total assets of $11 million, including intangible assets of $4 million, goodwill of $1 million and total liabilities of $4 million. The intangible assets are being amortized over their useful lives ranging from 17 to 25 years.

The consolidated financial statements include the results of operations of the acquired companies commencing on their respective acquisition dates. Pro forma results of operations for the acquisitions completed in the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009 have not been presented because the effects of the acquisitions, individually or in the aggregate, were not material to our financial results.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We record at cost non-marketable investments where we do not have the ability to exercise significant influence or control and periodically review them for impairment. During the second quarter of fiscal year 2008, we made an investment of $2 million in a privately-held company. This investment is accounted for under the cost method and is included on the balance sheet in other long-term assets. This investment was impaired during the year ended November 1, 2009. See Note. 9 “Fair Value.”

4. Balance Sheet Components

Inventory

Inventory consists of the following (in millions):

	November 2, 2008	November 1, 2009
Finished goods	$80	$70
Work-in-process	87	70
Raw materials	21	22

Total inventory	$188	$162

During the fiscal year ended November 1, 2009, we recorded write-downs to inventories of $23 million, associated with reduced demand assumptions, compared to write-downs to inventories of $11 million recorded during the fiscal year ended November 2, 2008.

Other Current Assets

Other current assets consist of the following (in millions):

	November 2, 2008	November 1, 2009
Prepayments	$13	$17
Non-U.S. transaction tax receivable	7	5
Other	14	22

Total other current assets	$34	$44

Property, Plant and Equipment, Net

Property, plant and equipment, net consist of the following (in millions):

	November 2, 2008	November 1, 2009
Land	$11	$11
Buildings and leasehold improvements	129	128
Machinery and equipment	375	419

Total property, plant and equipment	515	558
Accumulated depreciation and amortization	(216)	(294)

Total property, plant and equipment, net	$299	$264

Depreciation expense was $85 million, $74 million and $81 million, for the years ended October 31, 2007, November 2, 2008 and November 1, 2009, respectively.

At November 2, 2008 and November 1, 2009, machinery and equipment included $39 million and $41 million of unamortized software costs, respectively, and accumulated amortization included $22 million and $29 million, respectively.

At November 2, 2008 and November 1, 2009, we had $9 million and $11 million of gross carrying amount of assets under capital leases, respectively, and accumulated amortization of $4 million and $6 million, respectively.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At November 2, 2008, property, plant and equipment held for sale with the gross carrying amount of $5 million and accumulated depreciation of $1 million were included in property, plant and equipment.

At November 1, 2009, property, plant and equipment held for sale with the gross carrying amount of $1 million and accumulated depreciation of less than $1 million were included in property, plant and equipment.

Due to Parent

As a result of the IPO and Parent’s use of proceeds therefrom to repurchase our debt, our amounts due to Parent increased by $219 million during fiscal 2009.

Other Current Liabilities

Other current liabilities consist of the following (in millions):

	November 2, 2008	November 1, 2009
Income and other taxes payable	$21	$1
Deferred revenue	11	5
Supplier liabilities	3	3
Restructuring charges	1	3
Other	10	21

Total other current liabilities	$46	$33

5. Goodwill

The following table summarizes changes in goodwill (in millions):

Balance as of October 31, 2007	$122
2008 acquisition (Note 3. “Acquisitions”)	47

Balance as of November 2, 2008	169
2009 acquisitions (Note 3. “Acquisitions”)	2

Balance as of November 1, 2009	$171

6. Intangible Assets

Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 2, 2008:
Purchased technology	$726	$(174)	$552
Customer and distributor relationships	246	(77)	169
Other	2	(2)	—

Total	$974	$(253)	$721

As of November 1, 2009:
Purchased technology	$727	$(231)	$496
Customer and distributor relationships	249	(99)	150
Other	3	(2)	1

Total	$979	$(332)	$647

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of intangible assets included in continuing operations was $88 million, $85 million and $79 million for the years ended October 31, 2007, November 2, 2008, and November 1, 2009, respectively. At October 31, 2007, intangible assets with the gross carrying amount of $28 million and accumulated amortization of $7 million were classified as assets of discontinued operation related to the pending sale of our Infra-red operation. See Note 15. “Discontinued Operations.”

During the year ended November 2, 2008, we recorded $11 million and $12 million of intangible assets with weighted average amortization period of 7 years and 12 years, respectively, in connection with acquisitions in 2008. During the same period, we also acquired $6 million of intangible assets from a third-party with weighted-average amortization period of 18 years. During the year ended November 1, 2009, we recorded $4 million in intangible assets with weighted average amortization period of 19 years in conjunction with an acquisition. During the same period, we also acquired $1 million of intangible assets from a third-party with weighted average amortization period of 17 years. See Note 3. “Acquisitions.”

As discussed in Note 11. “Restructuring and Asset Impairment Charges,” during the year ended October 31, 2007 we recorded an impairment charge pursuant to ASC 360 “Property, Plant and Equipment” of $88 million for intangible assets (purchased technology and customer and distributor relationships), $72 million of which was recorded in cost of products sold and the remaining $16 million was recorded in operating expenses in the consolidated statement of operations.

Based on the amount of intangible assets subject to amortization at November 1, 2009, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2010	$79
2011	77
2012	76
2013	76
2014	76
Thereafter	263

$647

The weighted average amortization periods remaining by intangible asset category at November 1, 2009 were as follows (in years):

	November 2, 2008	November 1, 2009
Amortizable intangible assets:
Purchased technology	11	10
Customer and distributor relationships	9	8
Other	—	25

7. Retirement Plans and Post-Retirement Benefits

Effective October 31, 2007, we adopted ASC 715 “Compensation-Retirement Benefits,” or ASC 715, which requires an employer to record non-cash adjustments to recognize the funded status of each of its defined benefit and postretirement benefit plans as a net asset or liability in its statement of financial position with an offsetting amount in accumulated other comprehensive income, and to recognize changes in that funded status in the year in which changes occur through comprehensive income. Additionally, ASC 715 requires an employer to measure the funded status of each of its plans as of the date of its year-end statement of financial position. This additional provision became effective for us in fiscal year 2009 and the impact was not material to our financial position. The incremental effect of applying ASC 715 on individual line items on the consolidated balance sheet as of October 31, 2007 was as follows (in millions):

	Before application of ASC 715	Adjustments	After application of ASC 715
Non-current deferred income tax liability	$2	$3	$5
Accumulated other comprehensive income	$—	$4	$4

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Non-U.S. Defined Benefit Plans. We have defined benefit plans in Taiwan, Korea, Japan, Germany, Italy and France.

401(k) Defined Contribution Plan. Our U.S. eligible employees participate in the Avago Technologies U.S. Inc. 401(k) Plan, or the 401(k) Plan. Enrollment in the 401(k) Plan is automatic for employees who meet eligibility requirements unless they decline participation. Under the 401(k) Plan, we provide matching contributions to employees up to a maximum of 4% of an employee’s annual eligible compensation. The maximum contribution to the 401(k) Plan is 50% of an employee’s annual eligible compensation, subject to regulatory and plan limitations. The 401(k) Plan expense is included in the corporate employee overhead rate allocation.

U.S. Deferred Compensation Plan. We also have a deferred compensation plan, which allows highly compensated employees (as defined by IRS regulations) to defer greater percentages of compensation than would otherwise be permitted under the salary deferral 401(k) plan and IRS regulations. The deferred compensation plan is a non-qualified plan of deferred compensation maintained in a rabbi trust. Participants can direct the investment of their deferred compensation plan accounts in the same investment funds offered by the 401(k) plan.

U.S. Post-Retirement Medical Benefit Plans. A portion of our U.S. employees who meet retirement eligibility requirements as of their termination dates may receive post-retirement medical benefits under our retiree medical account program. Under our retiree medical account program, eligible retirees are allocated a spending account of either $40,000 or $55,000, depending on the retiree’s age at January 1, 2005, from which the retiree can receive reimbursement for premiums paid for medical coverage to age 65. Certain U.S. employees who were age 50 or over on January 1, 2005 may be eligible for our traditional retiree medical plan upon meeting certain eligibility requirements and certain service criteria. Once participating in the traditional retiree medical plan, retirees are provided with access to both pre-65 medical coverage and supplemental Medicare coverage with medical premiums based on the type of coverage chosen and service criteria. Retirees in this group are also given the option to choose the $55,000 retiree medical account program instead of the traditional retiree medical plan.

Non-U.S Retirement Benefit Plans. In addition to the defined benefit plan for certain employees in Taiwan, Korea, Japan, France, Italy and Germany, other eligible employees outside of the U.S. receive retirement benefits under various defined contribution retirement plans. Eligibility is generally determined based on the terms of our plans and local statutory requirements.

The net pension plan costs of our non-U.S defined benefit plans for the years ended October 31, 2007, November 2, 2008 and November 1, 2009 were $2 million, $3 million and $2 million, respectively. The net pension plan costs for the year ended November 1, 2009 is net of $1 million of curtailment gain, related to our restructuring activities. See Note 11. “Restructuring and Asset Impairment Charges.” The net pension plan costs of our post-retirement medical plan for the years ended October 31, 2007, November 2, 2008 and November 1, 2009 were $1 million, $1 million and $1 million, respectively.

For the year ended November 2, 2008, we recognized $3 million in accumulated other comprehensive income (net of tax of $1 million), related to our non U.S. defined benefit plans, which consists of unrealized net actuarial gains, of which we recognized less than $1 million as components of net periodic benefit costs over fiscal year ended November 1, 2009. We also recognized $2 million in accumulated other comprehensive income (net of tax of $1 million) for the year ended November 2, 2008, related to our U.S. post-retirement benefit plans, which consists of unrealized net actuarial gains, of which we recognized $1 million as components of net periodic benefit costs over fiscal year 2009. During the year ended November 1, 2009, we recognized $6 million of unrealized net actuarial losses in accumulated other comprehensive income (net of tax of $1 million), related to our U.S. post-retirement benefit plans. Other long-term assets include deferred tax assets relating to pension liabilities and post-retirement medical benefit plan liabilities.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Funded Status. The funded status of the U.S. post-retirement medical benefit plans and non-U.S. defined benefit plans was as follows (in millions):

	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Plans
	November 2, 2008	November 1, 2009	November 2, 2008	November 1, 2009
Change in plan assets:
Fair value – beginning of period	$11	$11	$—	$—
Employer contributions	—	3	—	—
Payments from plan assets	—	(1)	—	—

Fair value of plan assets – end of period	$11	$13	$—	$—

Change in benefit obligation:
Benefit obligation – beginning of period	$19	$19	$16	$14
Addition to Plan	1	—	—	—
Service cost	2	2	1	—
Interest cost	1	1	1	1
Actuarial (gain)/loss	(4)	—	(4)	6
Curtailment gain	—	(1)	—	—

Benefit obligation – end of period	$19	$21	$14	$21

Net accrued costs:
Plan assets less than benefit obligation	$(8)	$(8)	$(14)	$(21)
Unrecognized net actuarial (gain)/loss and prior service cost	(4)	4	(3)	3
Accumulated other comprehensive income (loss)	4	(4)	3	(3)

	$(8)	$(8)	$(14)	$(21)

Amounts recognized in the consolidated balance sheets were as follows (in millions):
	Non-U.S. Defined Benefit Plans		U.S. Post Retirement Medical Plans
	November 2, 2008	November 1, 2009	November 2, 2008	November 1, 2009
Other current liabilities	$1	$1	$1	$1
Other long-term liabilities	$7	$7	$13	$20
Accumulated other comprehensive income (loss) net of taxes	$3	$3	$7	$1

As of November 2, 2008 and November 1, 2009, the amounts of the obligations for our non-U.S. defined benefit plans were as follows (in millions):

	Non-U.S. Defined Benefit Plans
	November 2, 2008	November 1, 2009
Aggregate projected benefit obligation (“PBO”)	$19	$21
Aggregate accumulated benefit obligation (“ABO”)	$16	$18

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently expect to make contributions of $1 million each to our non-U.S. defined benefit plans and U.S. post-retirement medical benefit plans in fiscal year 2010. It is expected that as of November 1, 2009 various benefit plans will make payments over the next ten fiscal years as follows (in millions):

	Non-U.S. Defined Benefit Plans	U.S. Post Retirement Medical Plans
2010	$1	$1
2011	1	1
2012	1	1
2013	1	1
2014	1	1
2015-2019	7	9

Our non-U.S. defined benefit pension plans weighted average asset allocations by category were:

	Non-U.S. Defined Benefit Plans
	November 2, 2008		November 1, 2009
	Actual	Target	Actual	Target
Time Deposits	97%	97%	90%	90%
Other	3	3	10	10

Total	100%	100%	100%	100%

Assumptions. The assumptions used to determine the benefit obligations and expense for our defined benefit and post-retirement benefit plans are presented in the table below. The expected long-term return on assets below represents an estimate of long-term returns on investment portfolios primarily consisting of fixed income investments. We consider long-term rates of return, which are weighted, based on the asset classes (both historical and forecasted) in which we expect our pension and post-retirement funds to be invested. Discount rates reflect the current rate at which pension and post-retirement obligations could be settled based on the measurement dates of the plans, which is our fiscal year end for the defined benefit and post retirement plans. The range of assumptions that are used for non-U.S. defined benefit plans reflects the different economic environments within various countries.

	Assumptions for Benefit Obligation Year Ended		Assumptions for Expense Year Ended
	November 2, 2008	November 1, 2009	October 31, 2007	November 2, 2008	November 1, 2009
Non-U.S. Defined Benefit Plans:
Discount rate	2.25%-6.50%	2.00%-6.50%	2.25%-5.25%	2.25%-5.25%	2.25%-6.50%
Average increase in compensation levels	2.50%-5.00%	2.50%-5.00%	3.00%-4.00%	3.00%-5.00%	2.50%-5.00%
Expected long-term return on assets	3.00%-5.25%	1.50%-5.25%	2.75%-5.60%	2.75%-5.60%	3.00%-5.25%

	Assumptions for Benefit Obligation Year Ended		Assumptions for Expense Year Ended
	November 2, 2008	November 1, 2009	October 31, 2007	November 2, 2008	November 1, 2009
U.S. Post-Retirement Medical Plan:
Discount rate	8.50%	5.50%	6.00%	6.00%	8.50%
Current medical cost trend rate	9.00%	9.00%	9.00%	9.00%	9.00%
Ultimate medical cost trend rate	5.00%	5.00%	5.00%	5.00%	5.00%
Medical cost trend rate decreases to ultimate trend rate in year	2013	2019	2011	2012	2013

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Changes in the assumed healthcare trend rates could have a significant effect on the amounts reported for the post-retirement medical plans. A one percentage point change in the assumed health care cost trend rates for the year ended November 1, 2009 would have the following effects:

	1% Increase	1% Decrease
Effect on U.S. Post-Retirement benefit obligation (in millions)	$2	$(2)
Percentage effect on U.S. Post-Retirement benefit obligation	8.7%	(7.2)%

A one percentage point increase or decrease in our healthcare cost trend rates would have increased or decreased the service and interest cost components of the net periodic benefit cost by less than $1 million.

8. Senior Credit Facilities and Borrowings

Our senior credit facilities and borrowings as of November 2, 2008 and November 1, 2009 consist of the following (in millions):

	November 2, 2008	November 1, 2009
Senior credit facilities:
Revolving credit facility	—	—
Notes:
10 1/8% senior notes due 2013	$403	$318
Senior floating rate notes due 2013	50	46
11 7/8% senior subordinated notes due 2015	250	230

	703	594
Less: Current portion of long-term debt	—	364

Long-term debt	$703	$230

Senior Credit Facilities

In connection with the SPG Acquisition, we entered into a senior credit agreement with a syndicate of financial institutions. The senior secured credit facilities initially consisted of (i) a seven-year $725 million term loan facility and (ii) a six-year, $250 million revolving credit facility for general corporate purposes. As of October 31, 2006, the term loan facility had been permanently repaid in full and may not be redrawn. The revolving credit facility was increased to $375 million in the fourth quarter of fiscal year 2007. During the fourth quarter of fiscal year 2008, our revolving credit facility was impacted by the bankruptcy of Lehman Brothers Holdings Inc., or Lehman. As a result of the bankruptcy, we could no longer utilize Lehman’s credit commitment of $60 million, thus reducing total availability under our revolving credit facility to $315 million. In July 2009, Lehman assigned $35 million of its credit commitment to Barclays Bank PLC, which resulted in total availability under our revolving credit facility increasing to $350 million.

The revolving credit facility includes borrowing capacity available for letters of credit and for borrowings on same-day or one-day notice referred to as swingline loans and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of November 1, 2009, we had no borrowings outstanding under the revolving credit facility, although we had $17 million of letters of credits outstanding under the facility. We drew $475 million under our term loan facility to finance a portion of the SPG Acquisition. On January 26, 2006, we drew the full $250 million under the delayed-draw portion of our term loan facility to retire all of our redeemable convertible preference shares. We used the net proceeds from the sale of our Storage Business and Printer ASICs Business to permanently repay borrowings under our term loan facility. Costs of approximately $19 million incurred in relation to the term loan facility were initially capitalized as debt issuance costs, amortized over the expected term as additional interest expense and unamortized costs were written off in conjunction with the repayment of the term loan facility.

Interest Rate and Fees: Borrowings under the senior credit agreement bear interest at a rate equal to an applicable margin plus, at our option, either (a) a base rate determined by reference to the higher of (1) the United States prime rate and (2) the federal funds rate plus 0.5% (or an equivalent base rate for loans originating outside the United States, to the extent available) or (b) a LIBOR rate (or the equivalent thereof in the relevant jurisdiction) determined by reference to the costs of funds for deposits in the currency of such borrowing for the interest period relevant to such borrowing adjusted for certain additional costs. At November 2, 2008, the

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lender’s base rate was 4.00% and the one-month LIBOR rate was 2.58%. At November 1, 2009, the lender’s base rate was 3.25% and the one-month LIBOR rate was 0.24%. The applicable margin for borrowings under the revolving credit facility is 0.75% with respect to base rate borrowings and 1.75% with respect to LIBOR borrowings.

We are required to pay a commitment fee to the lenders under the revolving credit facility with respect to any unutilized commitments thereunder. At November 2, 2008 and November 1, 2009, the commitment fee on the revolving credit facility was 0.375% per annum. We must also pay customary letter of credit fees. The commitment fee is expensed as additional interest expense.

Maturity: Principal amounts outstanding under the revolving credit facility are due and payable in full on December 1, 2011. As of November 2, 2008 and November 1, 2009, we had no borrowings outstanding under the revolving credit facility, although we had $17 million of letters of credit each outstanding under the facility, which reduce the amount available on a dollar-for-dollar basis.

Certain Covenants and Events of Default: The senior credit agreement contains a number of covenants that, among other things, restrict, subject to certain exceptions, our and our subsidiaries’ ability to:

•	incur additional debt or issue certain preferred shares;

•	create liens on assets;

•	enter into sale-leaseback transactions;

•	engage in mergers or consolidations;

•	sell assets;

•	pay dividends and distributions, repurchase our capital stock or make other restricted payments;

•	make investments, loans or advances;

•	make capital expenditures;

•	repay subordinated indebtedness (including the 11 7/ 8% senior subordinated notes);

•	make certain acquisitions;

•	amend material agreements governing our subordinated indebtedness (including the senior subordinated notes);

•	change our lines of business; and

•	change the status of our direct parent company, Avago Technologies Holding Pte. Ltd., as a passive holding company.

All obligations under the senior credit facilities, and the guarantees of those obligations, are secured by substantially all of our assets and that of each guarantor subsidiary, subject to certain exceptions.

In addition, the senior credit agreement requires us to maintain senior secured leverage ratios not exceeding levels set forth in the senior credit agreement. The senior credit agreement also contains certain customary affirmative covenants and events of default, including a cross-default triggered by certain events of default under our other material debt instruments.

Senior Notes and Senior Subordinated Notes

In connection with the SPG Acquisition, we completed a private placement of $1,000 million principal amount of unsecured debt consisting of (i) $500 million principal amount of 10  1/8% senior notes due December 1, 2013, or senior fixed rate notes, (ii) $250 million principal amount of senior floating rate notes due June 1, 2013, or senior floating rate notes and, together with the senior fixed rate notes, the senior notes, and (iii) $250 million principal amount of 11 7/8% senior subordinated notes due December 1, 2015, or senior subordinated notes. The senior notes and the senior subordinated notes are collectively referred to as our outstanding notes. We received proceeds of $966 million, net of $34 million of related transaction expenses. Such transaction expenses are deferred as debt issuance costs and are being amortized over the life of the loans as incremental interest expense.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest is payable on the senior fixed rate notes and the senior subordinated notes on a semi-annual basis at a fixed rate of 10.125% and 11.875%, respectively, per annum. Interest is payable on the senior floating rate notes on a quarterly basis at a rate of three-month LIBOR plus 5.5%. The rate for the senior floating rate notes was 8.31% and 5.85% at November 2, 2008 and November 1, 2009, respectively.

We may redeem all or any part of the senior fixed rate notes at any time prior to December 1, 2009 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a defined premium and accrued but unpaid interest through the redemption date. We can redeem the senior floating rate notes on or after December 1, 2007 and the senior fixed rate notes on or after December 1, 2009 at fixed redemption prices set forth in the indenture governing the senior notes plus accrued but unpaid interest through the redemption date. In addition, upon a change of control of our company, we generally will be required to make an offer to redeem the senior notes from the holders at 101% of the principal amount plus accrued but unpaid interest through the redemption date.

We may redeem all or any part of the senior subordinated notes (i) at any time prior to December 1, 2010 at a redemption price equal to 100% of the principal amount of the notes redeemed plus a defined premium and accrued but unpaid interest through the redemption date, and (ii) on or after December 1, 2010 at fixed redemption prices set forth in the indenture governing the senior subordinated notes plus accrued but unpaid interest through the redemption date. In addition, upon a change of control of our company, we generally will be required to make an offer to redeem the senior subordinated notes from the holders at 101% of the principal amount plus accrued but unpaid interest through the redemption date.

The senior notes are unsecured and effectively subordinated to all of our existing and future secured debt (including obligations under our senior credit agreement), to the extent of the value of the assets securing such debt. The senior subordinated notes are unsecured and subordinated to all of our existing and future senior indebtedness, including our senior credit agreement and the senior notes.

Certain of our subsidiaries have guaranteed the obligations under the senior credit agreement, have guaranteed the obligations under the senior notes on a senior unsecured basis, and have guaranteed the obligations under the senior subordinated notes on a senior subordinated unsecured basis.

The indentures governing our outstanding notes limit our and our subsidiaries’ ability to:

•	incur additional indebtedness and issue disqualified stock or preferred shares;

•	pay dividends or make other distributions on, redeem or repurchase our capital stock or make other restricted payments;

•	make investments, acquisitions, loans or advances;

•	incur or create liens;

•	transfer or sell certain assets;

•	engage in sale and lease back transactions;

•	declare dividends or make other payments to us;

•	guarantee indebtedness;

•	engage in transactions with affiliates; and

•	consolidate, merge or transfer all or substantially all of our assets.

Subject to certain exceptions, the indentures governing our outstanding notes permit us and our restricted subsidiaries to incur additional indebtedness, including secured indebtedness. In addition, the indentures contain customary events of default provisions, including a cross-default provision triggered by certain events of default under our senior credit agreement.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Debt Repayments

During fiscal year 2007, we repurchased $97 million in principal amount of the senior fixed rate notes and paid $7 million in early tender premium in the tender offer, plus accrued interest, resulting in a loss on extinguishment of debt of $12 million, which consisted of $7 million early tender premium, $4 million write-off of debt issuance costs and less than $1 million legal fees and other related expenses.

During fiscal year 2008, we redeemed $200 million in principal amount of the senior floating rate notes. We redeemed the senior floating rate notes at 2% premium of the principal amount, plus accrued interest, resulting in a loss on extinguishment of debt of $10 million, which consisted of the $4 million premium and a $6 million write-off of debt issuance costs and other related expenses.

During fiscal year 2009, we repurchased $85 million in principal amount of senior fixed rate notes, $17 million in principal amount of senior subordinated notes and $4 million in principal amount of senior floating rate notes as part of an early tender offer, resulting in a loss on extinguishment of debt of $9 million, consisting of $6 million in premium and a write-off of $3 million debt issuance costs and other related expenses. We also repurchased $3 million in principal amount of senior subordinated notes from the open market, resulting in a gain on extinguishment of debt of $1 million.

Debt Issuance Costs

Unamortized debt issuance costs associated with the notes and the secured senior credit facility were $22 million and $16 million at November 2, 2008 and November 1, 2009, respectively, and are included in other current assets and other long-term assets on the balance sheet. Amortization of debt issuance costs is classified as interest expense in the consolidated statement of operations.

Other Borrowing

In connection with an acquisition in the first quarter of fiscal year 2008, we assumed a $2 million loan secured by land and building which was repaid during the quarter ended August 3, 2008. See also Note 3. “Acquisitions.”

9. Fair Value

Fair Value Measurements

We adopted ASC 820 “Fair Value Measurements and Disclosures,” or ASC 820, at the beginning of fiscal year 2009. The adoption of ASC 820 did not impact our results of operations and financial position. ASC 820 is effective for nonfinancial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2008, which is our fiscal year 2010.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The guidance establishes a three level hierarchy to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of November 1, 2009. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value Measurement as of November 1, 2009 Using
	Portion of Carrying Value Measured at Fair Value as of November 1, 2009	Quoted Prices In Active Market For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money Market Funds(1)	$100	$100	$—
Time deposits(1)	350	—	350
Investment Funds – Deferred Compensation Plan Assets(2)	2	2	—

Total assets measured at fair value	$452	$102	$350

(1)	Included in cash and cash equivalents in our consolidated balance sheet
(2)	Included in other current assets in our consolidated balance sheet

Level 1 assets include money market funds which are classified as cash and cash equivalents and investment funds – deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions. Level 2 assets include time deposits. We measure time deposits at fair value quoted by the banks which do not materially differ from the carrying values of these instruments in the financial statements.

Assets Measured at Fair Value on a Nonrecurring Basis

The following table presents our assets that are measured at fair value on a nonrecurring basis at least annually or on a quarterly basis, if impairment is indicated (in millions):

	Fair Value as of November 1, 2009	Fair Value Measurement as of November 1, 2009 Using Significant Other Unobservable Inputs (Level 3)	Impairment Charges For The Year Ended November 1, 2009
Investment in a Privately-Held Company	$—	$—	$(2)

The following table presents our Level 3 asset activities during the year ended November 1, 2009 (in millions):

	Beginning Balance	Transfer Into Level 3	Loss Recognized in Statements of Operations	Ending Balance
Investment in a Privately-Held Company	$—	$2	$(2)	$—

Our investments in privately-held companies are accounted for using the cost method as we have no significant influence over the investee. The investments are recorded in other long-term assets. The investments are subject to periodic impairment review, which requires significant judgment to identify events or circumstances that would likely have a significant adverse effect on the future value of the investment. One of our investments was measured at fair value during the first quarter of fiscal year 2009 due to events or circumstances identified that significantly impacted the fair value of this investment. We measured fair value using analysis of the financial condition and near-term prospect of the investee, including recent liquidity issues as well as other economic variables. As a result, for the year ended November 1, 2009, we recorded a $2 million other-than-temporary impairment charge related to this investment. The impairment charge was included in other income (expense), net in the consolidated statements of operations. No impairment charges were recorded during the year ended November 2, 2008. The investment was classified as a Level 3 asset because we used unobservable inputs to value it, reflecting our assumptions about the assumptions market participants would use in pricing this investment due to the absence of quoted market prices and inherent lack of liquidity.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of November 2, 2008 and November 1, 2009 (in millions):

	November 2, 2008		November 1, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$50	$42	$46	$45
Fixed rate debt	653	541	548	586

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term and current portion of long-term debt is based on quoted market rates. See Note 8. “Senior Credit Facilities and Borrowings.”

10. Shareholder’s Equity

Ordinary Shares

During fiscal year 2009, we issued 16,000,000 ordinary shares to Holding for proceeds of $80 million.

Share Option Plans

Effective December 1, 2005, Parent adopted two equity-based compensation plans, the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries, or the Executive Plan, and the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries, or the Senior Management Plan and, together with the Executive Plan, the Equity Incentive Plans, which have been amended, to authorize the grant of options and share purchase rights covering up to 30 million ordinary shares.

Under the Executive Plan, options generally vest at a rate of 20% per year based on the passage of time, and the passage of time and attaining certain performance criteria, in each case subject to continued employment. Those options subject to vesting based on the passage of time may accelerate by one year upon certain terminations of employment. Under the Senior Management Plan, options generally vest at a rate of 20% per year based on the passage of time and continued employment.

Under the Equity Incentive Plans, awards generally expire ten years following the date of grant unless granted to a non-employee, in which case the awards generally expire five years following the date of grant and are granted at a price equal to the fair market value. Since our IPO, we no longer make any further grants under the Equity Incentive Plans.

In July 2009, Parent’s board of directors adopted, and Parent’s shareholders approved, the Avago Technologies Limited 2009 Equity Incentive Award Plan, or the 2009 Plan, to authorize the grant of options, share appreciation rights, restricted share units, dividend equivalents, performance awards, and other share-based awards. 20 million ordinary shares are initially reserved for issuance under the 2009 Plan, subject to annual increases starting in calendar year 2012. The 2009 Plan became effective upon closing of Parent’s IPO in August 2009. Under the 2009 Plan, options generally expire ten years following the date of grant and options generally vest over a four year period from the date of grant. Any share options cancelled under the Equity Incentive Plan become available for issuance under the 2009 Plan.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of award activity follows (in millions, except years and per share amounts).

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding as of October 31, 2006	8	18	$4.87
Granted	(6)	6	$8.98
Cancelled	4	(4)	$4.91

Outstanding as of October 31, 2007	6	20	$6.07
Granted	(5)	5	$10.42
Cancelled	4	(4)	$6.10

Balance as of November 2, 2008	5	21	$7.03
Shares authorized under 2009 Plan	20
Granted	(7)	7	$12.56
Exercised	—	(2)	$4.86
Cancelled	2	(2)	$7.33

Balance as of November 1, 2009	20	24	$8.69	7.24	$150

Vested as of November 1, 2009		8	$6.29	5.69	$73
Vested and expected to vest as of November 1, 2009		20	$8.33	7.04	$137

The following table summarizes significant ranges of outstanding and exercisable awards as of November 1, 2009 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.00-4.00	1	2.77	$1.25	1	$1.25
4.01-8.00	10	5.62	$5.19	5	$5.13
8.01-12.00	10	8.19	$10.14	2	$10.30
12.01-16.00	2	9.73	$15.00	—	$—
16.01-20.00	1	9.71	$17.12	—	$—

Total	24	7.24	$8.69	8	$6.29

Share-Based Compensation

Effective November 1, 2006, or fiscal year 2007, we adopted the amended provisions of ASC 718 “Compensation – Stock Compensation,” or ASC 718. The amended guidance established GAAP for shared-based awards issued for employee services. Under ASC 718, share-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period. We previously applied Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” or APB No. 25, and related interpretations and provided the required pro forma disclosures of SFAS No. 123, “Accounting for Stock-Based Compensation,” or SFAS No. 123.

We adopted ASC 718 using the prospective transition method. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption. For share-based awards granted after November 1, 2006, we recognized compensation expense based on the estimated grant date fair value method required under ASC 718 using Black-Scholes valuation model with a straight-line amortization method. Since ASC 718 requires that share-based compensation expense be based on awards

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that are ultimately expected to vest, estimated share-based compensation for such awards has been reduced for estimated forfeitures. For outstanding share-based awards granted before November 1, 2006, which were originally accounted under the provisions of APB No. 25 and the minimum value method for pro forma disclosures of SFAS No. 123, we continue to account for any portion of such awards under the originally applied accounting principles. As a result, performance-based awards granted before November 1, 2006 were subject to variable accounting until such options are vested, forfeited or cancelled. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current fair value of the underlying ordinary shares. Accordingly, our share-based compensation was subject to significant fluctuation based on changes in the fair value of our ordinary shares.

On August 28, 2008, Parent’s Compensation Committee approved a change in the financial performance vesting targets applicable to options to purchase 3.8 million ordinary shares outstanding under our equity incentive plans, including 2.7 million options originally granted prior to the adoption of ASC 718, impacting 43 employees. This change was accounted for as a modification under ASC 718. As a result of this modification, all variable accounting on outstanding employee options ceased, and instead, pursuant to ASC 718, we began recognizing unamortized intrinsic value of these modified options over the remaining service period.

On July 20, 2009, Parent’s Compensation Committee approved a change in the vesting schedules associated with performance-based options to purchase 2.3 million ordinary shares outstanding under our equity incentive plans. The Compensation Committee approved the amendment of performance-based options held by certain of our executive officers to provide that such options will no longer vest based on the attainment of performance targets but instead such options shall vest two years following the first date such portion could have vested had the performance goals for such portion been achieved, subject to the named executive officer’s continued service with us through such vesting date. The performance-based options held by other employees were amended to provide that any portion of such options that fail to vest based upon the attainment of a performance goal shall vest on the date two years following the first date such portion could have vested had such performance goal been attained, subject to the employee’s continued service with us through such vesting date. The Compensation Committee made these changes to performance-based options in light of our then current financial projections, which were lower than when the performance goals for such options were last determined, the uncertainty present in the then prevailing global economy and the importance of retaining key employees to continue in our employment following Parent’s IPO. This change has been accounted for as a modification under ASC 718 and as a result we expect to record approximately $19 million in additional share-based compensation expense, net of estimated forfeitures, over the remaining weighted average service period of 4 years.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The impact on our results for both employee and non-employee share-based compensation for the years ended October 31, 2007, November 2, 2008 and November 1, 2009 was as follows (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Cost of products sold	$1	$—	$—
Research and development	—	3	4
Selling, general and administrative	11	12	8

Total share-based compensation expense	$12	$15	$12

The weighted-average assumptions utilized for our Black-Scholes valuation model for options granted during the years ended October 31, 2007, November 2, 2008 and November 1, 2009 are as follows:

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Risk-free interest rate	4.6%	3.4%	2.3%
Dividend yield	0%	0%	0%
Volatility	47%	44%	52%
Expected term (in years)	6.5	6.5	5.7

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For all options granted after August 2, 2009 and a portion of options granted before August 2, 2009, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior. For the majority of options granted prior to August 2, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected term of stock options.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the years ended October 31, 2007, November 2, 2008 and November 1, 2009 was $5.07, $5.08 and $5.34, respectively.

Based on our historical experience of pre-vesting option cancellations, for fiscal years 2007, 2008, and 2009 we have assumed an annualized forfeiture rate of 15%, 15% and 12%, respectively, for our options. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

Total compensation cost of options granted but not yet vested as of November 1, 2009 was $58 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

During the second quarter of fiscal year 2009, we recorded $2 million as share-based compensation expense in connection with the employee separation agreement entered into with our former Chief Operating Officer. See Note 11. “Restructuring and Asset Impairment Charges.”

11. Restructuring and Asset Impairment Charges

In the first quarter of fiscal year 2007, we began to increase the use of outsourced service providers in our manufacturing operations, particularly our assembly and test operations, to lower our costs and reduce the capital deployed in these activities. In connection with this strategy, we introduced a largely voluntary severance program intended to reduce our workforce and resulting in an approximately 40% decline in our employment, primarily in our major locations in Asia. The increased use of outsourced

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

providers combined with other factors including real estate appraisals also led us to evaluate the recoverability of certain long-lived assets to determine whether there had been a material impairment pursuant to the ASC 360 “Property, Plant and Equipment” for impairment or disposal of long-lived assets. Consequently, during the year ended October 31, 2007, we incurred asset impairment charges and restructuring charges of $158 million and $51 million, respectively. The asset impairment charges included $70 million mostly related to equipment and buildings at certain manufacturing facilities and $88 million for intangible assets related to those manufacturing operations. The net book value of the asset group before the impairment charges was $415 million. The impairment charge was measured as an excess of the carrying value of the asset group over its fair value. The fair value of the asset group was estimated using a present value technique, where expected future cash flows from the use of the asset group were discounted by an interest rate commensurate with the risk of the cash flows. The restructuring charges predominantly represented associated one-time employee termination costs.

During the fiscal year ended November 2, 2008, we continued to expand our outsourcing strategy and initiated restructuring plans in connection with product line rationalizations. As a result we recorded $12 million of restructuring charges predominantly representing associated one-time employee termination costs.

In January 2009, we committed to a restructuring plan intended to realign our cost structure with the then prevailing macroeconomic business conditions. The plan eliminated approximately 230 positions or 6% of our global workforce and was substantially completed in the second quarter of fiscal year 2009. In the third quarter of fiscal year 2009, we announced a further reduction in our worldwide workforce of up to 200 employees. This plan was completed in the fourth quarter of fiscal year 2009. These employment terminations occurred in various geographies and functions worldwide. In connection with these plans, we recorded $26 million in one-time employee termination costs during the year ended November 1, 2009. As of November 1, 2009, $24 million of this charge has been paid.

In January 2009, we committed to a plan to outsource certain manufacturing facilities in Germany relating to an acquisition completed in fiscal year 2007. During the year ended November 1, 2009, we recorded $5 million of one-time employee termination costs and $1 million related to asset abandonment and other exit costs and approximately $1 million related to excess lease costs in connection with this plan. As of November 1, 2009, the one-time employee termination costs had been paid in full. The excess lease costs will be paid on a monthly basis over the remaining term of the excess lease.

During fiscal year 2009, we recorded and paid $1 million of one-time employee termination costs in connection with the departure of our Chief Operating Officer in January 2009. In addition, we recognized $2 million as share-based compensation expense in connection with the employee separation agreement with our former Chief Operating Officer.

The significant activity within and components of the restructuring charges during the years ended November 2, 2008 and November 1, 2009 are as follows (in millions):

	Employee Termination Costs	Asset Abandonment Costs	Excess Lease	Total
Accrued restructuring as of October 31, 2007 - included in other current liabilities	$5	$—	$—	$5
Charges to cost of products sold	6	—	—	6
Charges to operating expenses	5	—	1	6
Cash payments	(15)	—	(1)	(16)

Accrued restructuring as of November 2, 2008 - included in other current liabilities	1	—	—	1
Charges to cost of products sold	10	1	—	11
Charges to operating expenses	22	—	1	23
Non-cash portion	—	(1)		(1)
Cash payments	(31)	—	—	(31)

Accrued restructuring as of November 1, 2009 - included in other current liabilities	$2	$—	$1	$3

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. Income Taxes

Consequent to the incorporation of Avago Finance in Singapore, domestic operations reflect the results of operations based in Singapore.

Components of Income Before Taxes from Continuing Operations

For financial reporting purposes, “Income (loss) from continuing operations before income taxes” included the following components (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Domestic income (loss)	$(125)	$26	$(92)
Foreign income (loss)	(87)	34	56

Income (loss) from continuing operations before income taxes:	$(212)	$60	$(36)

Components of Provision for Income Taxes

We have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. For the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes and reduce net loss or increase net income from what it otherwise would have been in such year by $19 million, $24 million and $17 million, respectively.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the provision for income taxes from continuing operations are as follows (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Current tax expense:
Domestic	$2	$4	$3
Foreign	9	8	6

	$11	$12	$9

Deferred tax expense (benefit)
Domestic	$3	$—	$(1)
Foreign	(6)	(9)

	$(3)	$(9)	$(1)

Total provision for income taxes	$8	$3	$8

Rate Reconciliation

A reconciliation of the expected statutory tax rate (computed at the Company’s Singapore then prevailing statutory tax rate of 18% or 17%) to the actual tax rate on income from continuing operations is as follows:

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Expected statutory tax rate	(18.0)%	18.0%	(17.0)%

Foreign income taxed at different rates	7.7%	1.9%	(1.8)%
Advisory agreement termination fee & selling shareholder expenses	0.0%	0.0%	27.2%
Tax Holidays and Concessions	11.5%	(0.1)%	9.3%
Other, net	2.6%	0.2%	(0.8)%
Valuation Allowance	0.0%	(15.0)%	6.7%

Actual tax rate on income from continuing operations	3.8%	5.0%	23.6%

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Deferred Income Taxes

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. The significant components of deferred tax assets and deferred tax liabilities included on the balance sheets were as follows (in millions):

	November 2, 2008	November 1, 2009
Deferred income tax assets:
Depreciation and amortization	$23	$3
Inventory	2	—
Trade accounts	2	2
Employee benefits	6	5
Share options	6	8
Net operating loss carryovers and credit carryovers	29	26
Other deferred income tax assets	2	6

Gross deferred income tax assets	$70	$50
Less valuation allowance	(31)	(32)

Deferred income tax assets	$39	$18

Deferred income tax liabilities
Depreciation and amortization	$8	$4
Inventory	1	—
Other deferred income tax liabilities	20	1
Foreign earnings not permanently reinvested	2	1

Deferred income tax liabilities	$31	$6

Net deferred income tax asset	$8	$12

The above net deferred income tax asset has been reflected in the accompanying balance sheets as follows (in millions):

	November 2, 2008	November 1, 2009
Other current asset	$5	$10
Other current liability	(18)	(1)

Net current income tax asset (liability)	$(13)	$9

Other long-term asset	$35	$8
Other long-term liability	(14)	(5)

Net long-term income tax asset (liability)	$21	$3

As of November 1, 2009, we had Singapore net operating loss carryforwards of $13 million, U.S. net operating loss carryforwards of $58 million, and other foreign net operating loss carryforwards of $14 million. The Singapore net operating losses have no limitation on utilization. U.S. federal net operating loss carryforwards, if not utilized, will begin to expire in fiscal year 2027. The other foreign net operating losses expire in various fiscal years beginning 2010.

We consider all operating income of foreign subsidiaries not to be permanently reinvested outside Singapore. We have provided $1 million for foreign taxes that may result from future remittances of undistributed earnings of foreign subsidiaries, the cumulative amount of which is estimated to be $128 million and $131 million as of November 2, 2008 and November 1, 2009, respectively.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

We adopted the guidance on the accounting for uncertainty in income taxes ASC 740 “Income Taxes,” or ASC 740 on November 1, 2007. As a result of the implementation of ASC 740, our total unrecognized tax benefit was $20 million at the date of adoption, for which we recognized approximately a $10 million increase in the liability for unrecognized tax benefits. At the adoption, our balance sheet also reflected an increase in other long-term liabilities, accumulated deficit and deferred tax assets of $10 million, $9 million and $1 million, respectively. The total unrecognized tax benefits decreased by $2 million during fiscal year 2008, resulting in total unrecognized tax benefits of $18 million as of November 2, 2008. The total unrecognized tax benefits increased by $6 million during fiscal year 2009, resulting in total unrecognized tax benefits of $24 million as of November 1, 2009.

We recognize interest and penalties related to unrecognized tax benefits within the provision for income taxes line in the accompanying consolidated statement of operations. Accrued interest and penalties are included within the other long-term liabilities line in the consolidated balance sheet.

The aggregate changes in the balance of gross unrecognized tax benefits were as follows (in millions):

	November 2, 2008	November 1, 2009
Beginning of period	$20	$18
Settlements and effective settlements with tax authorities and related remeasurements Lapse of statute of limitations	—	—
Increases in balances related to tax positions taken during prior periods	2	2
Decreases in balances related to tax positions taken during prior periods	(7)	—
Increases in balances related to tax positions taken during current period	3	4

End of period	$18	$24

Prior to the adoption of the amended guidance for uncertainty in income taxes ASC 740, we did not recognize an accrual for penalties and interest. Upon adoption of this amended guidance ASC 740 on November 1, 2007, we increased our accrual for interest and penalties to approximately $1 million, which was also accounted for as an increase to the November 1, 2007 balance of accumulated deficit. During the year ended November 2, 2008 we provided for additional interest that increased our accrual of interest and penalties to approximately $3 million, which is included in the consolidated balance sheet at November 2, 2008. The accrual for interest and penalties increased by $1 million during the year ended November 1, 2009.

A portion of our unrecognized tax benefits will affect our effective tax rate if they are recognized upon favorable resolution of the uncertain tax positions. As of November 1, 2009, approximately $24 million of the unrecognized tax benefits would affect our effective tax rate. As of November 2, 2008, $16 million exclusive of interest and penalties would affect the effective tax rate.

Although the timing of the resolution and/or closure on audits is highly uncertain, it is reasonably possible that the balance of gross unrecognized tax benefits could significantly change in the next 12 months. However, given the number of years remaining subject to examination, we are unable to estimate the range of possible adjustments to the balance of gross unrecognized tax benefits.

We are subject to examination by the tax authorities with respect to the periods subsequent to December 2005. We are not under Singapore income tax examination at this time. The Company is subject to Singapore income tax examinations for all years from the year ended October 31, 2006. The Company is also subject to examinations in major foreign jurisdictions, including the United States, for all years from the year ended October 31, 2006.

13. Interest Expense

Interest expense of $109 million, $86 million and $77 million for the years ended October 31, 2007 and November 2, 2008 and November 1, 2009, respectively, consisted primarily of (i) interest expense of $105 million, $82 million and $73 million, respectively, with respect to the senior notes, senior subordinated notes, and previously outstanding debt under the senior secured credit facilities, all issued or incurred in connection with the SPG Acquisition, including commitment fees for expired credit facilities; and (ii) amortization of debt issuance costs of $4 million, $4 million and $4 million, respectively.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Other Income (Expense), net

Other income (expense) includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. The following table presents the detail of other income (expense), net (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Other income	$4	$—	$2
Interest income	10	4	1
Other expense	—	(8)	(2)

Other income (expense), net	$14	$(4)	$1

15. Discontinued Operations

Printer ASICs Business

In fiscal year 2006, we sold our Printer ASICs Business to Marvell Technology Group Ltd. for net proceeds of $245 million in cash plus potential earn-out payments of up to $35 million. We received $10 million and $25 million as earn-out payments in fiscal years 2007 and 2008, respectively, from Marvell and recorded these amounts as gains on discontinued operations.

Image Sensor Operations

In November 2006, we entered into a definitive agreement to sell our Image Sensor operations to Micron Technology, Inc. for $53 million. Our agreement with Micron also provides for up to $17 million in additional earn-out payments by Micron to us upon the achievement of certain milestones. Micron purchased certain assets, including intellectual property rights and fixed assets, and assumed certain liabilities. This transaction closed on December 8, 2006, resulting in $57 million of net proceeds, including $4 million of earn-out payments during the year ended October 31, 2007. In addition to this transaction, we also sold intellectual property rights related to the Image Sensor operations to another party for $12 million. We recorded a gain on the sale of approximately $50 million for both of these transactions, which was reported as income and gain from discontinued operations.

The following table summarizes the results of operations of the Image Sensor operations, included in discontinued operations in our consolidated statements of operations for the years ended October 31, 2007, November 2, 2008 and November 1, 2009 respectively (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Net revenue	$9	$—	$—
Costs, expenses and other income, net	(8)	6	—
Gain on sale of business	50	—	—

Income from and gain on discontinued operations, net of taxes	$51	$6	$—

During fiscal years 2007 and 2008, we received earn-out payments of $4 million and $6 million, respectively, from Micron.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Image Sensor operations’ assets and liabilities that were sold (in millions):

Assets:
Property, plant and equipment, net	$4
Intangible assets, net	13

Total assets of discontinued operation	17

Liabilities:
Current liabilities	1

Net assets of discontinued operation	$16

Infra-red Operations

In October 2007, we entered into a definitive agreement to sell our Infra-red operations to Lite-On Technology Corporation for $19 million in cash, $2 million payable upon receipt of local regulatory approvals, and the right to receive guaranteed cost reductions or rebates of $10 million based on our future purchases of non infra-red products from Lite-On (which we recorded as an asset based on the estimated fair values of the future cost reductions or rebates). During the quarter ended August 3, 2008, we formally notified Lite-On that the first phase of planned cost reductions had not been achieved and requested that they issue a rebate of $4.9 million. Under the agreement, we also agreed to a minimum purchase commitment of non infra-red products over the next three years. This transaction closed in January 2008 and we recorded a gain of $3 million in the first quarter, which was reported within income from and gain on discontinued operations in the consolidated statement of operations. The transaction was subject to certain post closing adjustments in accordance with the agreement. During fiscal year 2008, we entered into settlement discussions with Lite-On regarding the remaining sales price receivable and the cost reductions and based on those discussions, determined that certain amounts due would likely not be received. As such, we recorded an overall loss from disposal of Infra-red operations of $5 million during fiscal year 2008. During fiscal year 2009, we received the remaining $2 million receivable from Lite-On in accordance with the finalized settlement agreement.

The following table summarizes the results of operations of the Infra-red operations, included in discontinued operations in our consolidated statements of operations for the years ended October 31, 2007, November 2, 2008 and November 1, 2009, respectively (in millions):

	Year Ended
	October 31, 2007	November 2, 2008	November 1, 2009
Net revenue	$27	$4	$—
Costs, expenses and other income, net	(26)	(4)	—
Loss on sale of operation	—	(5)	—

Income (loss) from and loss on discontinued operations, net of taxes	$1	$(5)	$—

A long-lived asset classified as held for sale should be measured at the lower of its carrying amount or fair value less cost to sell. We believe that the carrying value of the Infra-red operations at October 31, 2007 was less than the estimated fair value less cost to sell, and no adjustment to the carrying value of this long-lived asset was necessary during the year ended October 31, 2007. We ceased the amortization of the Infra-red operations’ intangible assets and the depreciation of the property and equipment in the fourth quarter of fiscal year 2007. Also, we determined that the Infra-red operations became a discontinued operation in the fourth quarter of fiscal year 2007. Accordingly, its assets and liabilities and operating results have been segregated from the consolidated balance sheets and continuing operations in the consolidated statements of operations for all periods presented.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the Infra-red operations’ assets and liabilities that were sold as of the closing date of the transaction (in millions):

Assets:
Inventory	$4
Property, plant and equipment, net	1
Intangible assets, net	21

Total assets of discontinued operation	$26

16. Segment Information

ASC 280 “Segment Reporting,” or ASC 280, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. We have concluded that we have one reportable segment based on the following factors: sales of semiconductors represents our only material source of revenue; substantially all products offered incorporate analog functionality and are manufactured under similar manufacturing processes; we use an integrated approach in developing our products in that discrete technologies developed are frequently integrated across many of our products; we use a common order fulfillment process and similar distribution approach for our products; and broad distributor networks are typically utilized while large accounts are serviced by a direct sales force. The Chief Executive Officer has been identified as the Chief Operating Decision Maker as defined by ASC 280.

The following table presents net revenue and long-lived asset information based on geographic region. Net revenue is based on the geographic location of the distributors or OEMs who purchased the Company’s products, which may differ from the geographic location of the end customers. Long-lived assets include property, plant and equipment and are based on the physical location of the assets (in millions):

	Year ended
	October 31, 2007	November 2, 2008	November 1, 2009
Net revenue:
China	$349	$365	$395
United States	274	326	245
Korea	124	130	158
Singapore	95	171	148
Germany	195	205	120
Rest of the World	490	502	418

	$1,527	$1,699	$1,484

	November 2, 2008	November 1, 2009
Long-lived assets:
United States	$134	$132
Singapore	49	37
Malaysia	44	28
Rest of the World	72	67

	$299	$264

17. Related Party Transactions

In connection with the SPG Acquisition, we entered into an advisory agreement with affiliates of the Sponsors, for ongoing consulting and management advisory services. Affiliates of the Sponsors, through their investments in Bali Investments S.à.r.l., indirectly own 63.8 percent of our shares as of November 1, 2009. The advisory agreement required us to pay each of the Sponsors a

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly fee of $625,000, which is subject to a 5% increase each fiscal year during the agreement’s term. The advisory agreement had a 12-year term. In connection with Parent’s IPO, during the fourth fiscal quarter of 2009, we recorded $54 million related to the termination of the advisory agreement with the Sponsors, which termination occurred upon the closing of Parent’s IPO. We also recorded $4 million in selling shareholder expenses, in connection with the IPO, on behalf of the Sponsors and other selling shareholders.

For the years ended October 31, 2007, November 2, 2008 and November 1, 2009 we recorded $5 million, $6 million and $4 million of expenses, respectively, in connection with the advisory agreement (excluding the $54 million termination fee and the $4 million of selling shareholder expenses associated with the IPO).

In connection with the closing of any subsequent change of control transaction, acquisition, disposition or divestiture, spin-off, split-off or financing completed during the term of the advisory agreement (or after, if contemplated during the term) in each case with an aggregate value in excess of $25 million, we were required to pay each of the Sponsors a fee of 0.5% based on the aggregate value of such transaction. For the Image Sensor operations disposition (discussed in Note 15, “Discontinued Operations”), we paid less than $1 million to the Sponsors. Pursuant to the advisory agreement, we also paid a $3 million advisory fee to the Sponsors in connection with the IPO. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to KKR and Silver Lake during each of the year ended November 2, 2008 and November 1, 2009 in connection with qualifying acquisitions.

In connection with the SPG Acquisition, we entered into a management consulting agreement for post-acquisition support activities with KKR Capstone, or Capstone, a consulting company that works exclusively with KKR and its portfolio companies. An affiliate of Capstone was granted options to purchase 800,000 ordinary shares with an exercise price of $5.00 per share on February 3, 2006. One half of these options vest over four years, and the other half vests upon the achievement of certain company financial performance metrics defined in the Share Option Agreement, dated February 3, 2006. These options are subject to variable accounting and we recorded a charge of $1 million, $2 million and less than $1 million, respectively, for the years ended October 31, 2007, November 2, 2008 and November 1, 2009, related to the issuance of these options.

Until July 31, 2009, funds affiliated with Silver Lake were investors in Flextronics International Ltd. Mr. James A. Davidson, a director, also serves as a director of Flextronics. Agilent sold its Camera Module Business to Flextronics in February 2005. In the ordinary course of business, we continue to sell to Flextronics, which in the years ended October 31, 2007, November 2, 2008 and November 1, 2009 accounted for $144 million, $155 million and $100 million of net revenue from continuing operations, respectively. Trade accounts receivable due from Flextronics as of November 2, 2008 and November 1, 2009 were $17 million and $16 million, respectively. Flextronics continued to pay the deferred purchase price in connection with its acquisition of the Camera Module Business at the rate of $1 million per quarter, which payment was completed in the first quarter of fiscal year 2008.

Mr. John R. Joyce, a director, also serves as a director of Hewlett-Packard Company effective July 2007. In the ordinary course of business, we continue to sell to Hewlett-Packard Company, which in the years ended October 31, 2007, November 2, 2008 and November 1, 2009 accounted for $20 million, $30 million and $37 million of net revenue from continuing operations, respectively, and trade accounts receivable due from Hewlett-Packard Company as of November 2, 2008 and November 1, 2009, was $7 million and $4 million, respectively. We also use Hewlett-Packard Company as a service provider for information technology services. For the years ended October 31, 2007, November 2, 2008 and November 1, 2009, operating expenses include $35 million, $32 million and $19 million, respectively, for services provided by Hewlett-Packard Company.

Mr. James Diller, a director, also serves on the board of directors PMC Sierra, Inc. as vice-chairman. In the ordinary course of business, we continue to sell to PMC Sierra, which in the years ended October 31, 2007, November 2, 2008 and November 1, 2009 accounted for $1 million, $3 million and $1 million of net revenue from continuing operations, respectively. Trade accounts receivable due from PMC Sierra as of November 2, 2008 and November 1, 2009 were less than $1 million and none, respectively.

Ms. Mercedes Johnson, our former Senior Vice President, Finance and Chief Financial Officer, served as a director of Micron Technology, Inc. In December 2006, we completed the sale of our Image Sensor operations to Micron. Ms. Johnson recused herself from all deliberations of the board of directors of Micron concerning that transaction.

Pursuant to an Amended and Restated Shareholder Agreement dated as of February 3, 2006 among Avago Technologies and participants in our investor group and certain other persons, three representatives of each Sponsor serve on our board of directors. In April 2006, we granted each member of our board of directors, including these individuals, an option to purchase 50,000 ordinary

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

shares, with an exercise price of $5.00 per share (the fair market value on the date of the grant as determined by our board of directors), a term of 5 years and vesting at a rate of 20% per year from December 1, 2005. In addition, we pay these individuals $50,000 per year for service on our board of directors, quarterly in arrears and prorated for any partial quarter.

18. Commitments and Contingencies

Commitments

Operating Lease Commitments. We lease certain real property and equipment from Agilent and unrelated third parties under non-cancelable operating leases. Our future minimum lease payments under these leases at November 1, 2009 were $8 million for 2010, $4 million for 2011, $3 million for 2012, $2 million for 2013, $2 million for 2014, and $2 million thereafter.

Rent expense was $12 million, $13 million and $12 million for the years ended October 31, 2007, November 2, 2008, and November 1, 2009, respectively.

Capital Lease Commitments. We lease a portion of our equipment from unrelated third parties under non-cancelable capital leases. Our future minimum lease payments under these leases at November 1, 2009 were $2 million for 2010, $1 million for 2011, $1 million for 2012, and less than $1 million each for 2013, 2014 and $1 million thereafter.

Related Party Commitments. We use Hewlett-Packard Company as a service provider for information technology services. At November 1, 2009, our commitments under the information technology outsourcing agreement were $5 million for 2010, $3 million for 2011, $1 million for 2012, and less than $1 million for 2013, and none for 2014 and thereafter.

Purchase Commitments. At November 1, 2009, we had unconditional purchase obligations of $38 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Other Contractual Commitments. We entered into several agreements related to IT, human resources and financial infrastructure outsourcing and other services agreements. At November 1, 2009, our commitments under these agreements were $23 million for 2010, $16 million for 2011, $11 million for 2012, and $9 million for 2013, $2 million for 2014 and none thereafter.

Debt. At November 1, 2009, we had debt obligations of $594 million of which $364 million were redeemed on December 1, 2009. The remaining $230 million of debt obligations are not due before fiscal year 2015. Estimated future interest expense payments related to debt obligations at November 1, 2009 were $32 million for 2010, $29 million for 2011, $28 million for 2012, and $27 million for 2013, $27 million for 2014 and $30 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, assuming the same rate on the senior floating rate notes as was in effect on November 1, 2009, commitment fees, and letter of credit fees. See Note 8. “Senior Credit Facilities and Borrowings”.

Contingencies

We are subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We currently believe the ultimate amount of liability, if any, for any pending claims of any type (either alone or combined) will not materially affect our financial position, results of operations or cash flows. We also believe we would be able to obtain any necessary licenses or other rights to disputed intellectual property rights on commercially reasonable terms. However, the ultimate outcome of any litigation is uncertain and, regardless of outcome, litigation can have an adverse impact on us because of defense costs, negative publicity, timing of adverse resolutions, diversion of management resources and other factors. Our failure to obtain necessary license or other rights, or litigation arising out of intellectual property claims, could adversely affect our business.

On July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of Triquint’s patents and asserting infringement by Triquint of ten Avago patents. On October 16, 2009, Triquint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On November 24, 2009, we filed a motion to dismiss Triquint’s antitrust counterclaims. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

Warranty

Commencing in the second quarter of fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we accrued $2 million as of November 1, 2009 to cover costs relating to this quality issue in excess of expected insurance coverage.

We presently believe that amounts we have recorded in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.

During the second quarter of fiscal 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100% based on our quality tests, we offered to replace any affected components used or still held by our customers. We recorded charges of approximately $6 million during fiscal 2009 related to this product quality issue, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers. This matter is in its early stages and we have made our best estimate of our expected warranty obligation, but we could record further charges in future periods based on the ultimate resolution of this matter.

Indemnifications to Hewlett-Packard and Agilent

Agilent Technologies, Inc. has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the SPG business of Agilent, we may acquire responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the SPG Acquisition in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior the SPG Acquisition. In our opinion, the fair value of these indemnifications is not material.

Other Indemnifications

As is customary in our industry and as provided for in local law in the United States and other jurisdictions, many of our standard contracts provide remedies to our customers and others with whom we enter into contracts, such as defense, settlement, or payment of judgment for intellectual property claims related to the use of our products. From time to time, we indemnify customers, as well as our suppliers, contractors, lessors, lessees, companies that purchase our businesses or assets and others with whom we enter into contracts, against combinations of loss, expense, or liability arising from various triggering events related to the sale and the use of our products, the use of their goods and services, the use of facilities and state of our owned facilities, the state of the assets and businesses that we sell and other matters covered by such contracts, usually up to a specified maximum amount. In addition, from time to time we also provide protection to these parties against claims related to undiscovered liabilities, additional product liability or environmental obligations. In our experience, claims made under such indemnifications are rare and the associated estimated fair value of the liability is not material.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. Subsequent Event

On December 1, 2009, we and our subsidiaries, Avago Technologies U.S. Inc. and Avago Technologies Wireless (U.S.A.) Manufacturing Inc. redeemed (a) the remaining $318 million aggregate principal amount outstanding of senior fixed rate notes due at a redemption price of 105.063% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date and (b) the remaining $46 million aggregate principal amount outstanding of senior floating rate notes (such notes together with the senior fixed rate notes, or the Notes) at a redemption price of 100.000% of their principal amount, plus accrued and unpaid interest thereon up to, but not including, the redemption date. We paid an aggregate of $351 million in respect of the redemption of the senior fixed rate notes and approximately $46 million in respect of the redemption of the senior floating rate notes, including accrued and unpaid interest to but not including the redemption date.

Supplementary Financial Data – Quarterly Data (Unaudited)

	Three Months Ended
	February 3, 2008	May 4, 2008	August 3, 2008	November 2, 2008	February 1, 2009	May 3, 2009	August 2, 2009	November 1, 2009
	(in millions)
Net revenue	$402	$411	$439	$447	$368	$325	$363	$428
Cost of products sold:
Cost of products sold	230	237	251	263	204	210	205	236
Amortization of intangible assets	14	14	14	15	15	14	15	14
Restructuring charges	1	1	3	1	6	3	2	—

Total cost of products sold	245	252	268	279	225	227	222	250
Research and Development	66	62	68	69	62	59	59	65
Selling, general and administrative	50	48	50	48	40	42	40	43
Amortization of intangible assets	7	7	7	7	6	5	5	5
Restructuring charges	2	1	2	1	5	3	13	2
Advisory agreement termination fee	—	—	—	—	—	—	—	54
Selling shareholder expenses	—	—	—	—	—	—	—	4

Total costs and expenses	370	370	395	404	338	336	339	423

Income (loss) from operations	32	41	44	43	30	(11)	24	5
Interest expense	(25)	(20)	(20)	(21)	(18)	(20)	(20)	(19)
Loss on extinguishment of debt	(10)				1			(9)
Other income (expense), net	1	1	—	(6)	(2)	(2)	4	1

Income (loss) from continuing operations before taxes	(2)	22	24	16	11	(33)	8	(22)
Provision for income taxes	3	4	5	(9)	5	(2)	6	(1)

Income (loss) from continuing operations	(5)	18	19	25	6	(31)	2	(21)
Income from and gain on discontinued operations, net of income taxes	9	(1)	25	(7)	—	—	—	—

Net income (loss)	$4	$17	$44	$18	$6	$(31)	$2	$(21)

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged/ Credited to Net Loss	Charges Utilized/ Write-offs	Balance at End of Period
	(in millions)
Accounts receivable allowances (1)
Year ended October 31, 2007	$23	$120	$(123)	$20
Year ended November 2, 2008	20	124	(125)	19
Year ended November 1, 2009	19	81	(87)	13

Tax valuation allowance
Year ended October 31, 2007	$16	$37	$(2)	$51
Year ended November 2, 2008	51	5	(25)	31
Year ended November 1, 2009	31	3	(2)	32

(1)	Accounts receivable allowances include allowance for doubtful accounts, sales returns and distributor credits.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A(T).	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of Avago’s disclosure controls and procedures as of November 1, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of November 1, 2009, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of November 1, 2009. In making this assessment, the company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, our management concluded that, as of November 1, 2009, our internal control over financial reporting is effective based on those criteria.

(c) Attestation Report of the Registered Public Accounting Firm

This annual report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s assessment regarding internal control over financial reporting was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report on Form 10-K.

(d) Changes in Internal Controls over Financial Reporting. No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) occurred during the fiscal quarter ended November 1, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board Composition

The persons serving on Parent’s board of directors are designated pursuant to the terms of the shareholder agreement (“Shareholder Agreement”) entered into between certain investors (other than management) and Parent in connection with the closing of the SPG Acquisition. Pursuant to the Shareholder Agreement, Messrs. Clammer, Greene and Kerko serve on Parent’s Board as designees of investment funds affiliated with Kohlberg Kravis Roberts & Co., or KKR; Messrs. Davidson, Hao and Joyce serve on Parent’s Board as designees of investment funds affiliated with Silver Lake Partners, or Silver Lake; and Mr. Bock Seng Tan serves on Parent’s Board as the designee of Seletar Investments Pte. Ltd. Parent’s board of directors has an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Treasury Strategy Committee. Pursuant to the Shareholder Agreement, for as long as KKR or Silver Lake owns at least 5% of Parent’s outstanding ordinary shares, investment funds affiliated with KKR or Silver Lake, as applicable, shall have the right to designate a director to serve on any committee.

The composition of the board of directors of the Company presently conforms to that of Parent. Our executive officers are also presently the same as the executive officers of Parent.

The information regarding directors, executive officers and board committees of Parent to be set forth in the sections entitled “Proposal 1 – Election of Directors”, “Executive Officers” and “Corporate Governance” in Parent’s definitive Proxy Statement for its 2010 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of its 2009 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

Code of Ethics

Parent’s board of directors has adopted a written Code of Ethics and Business Conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer and principal accounting officer, or persons performing similar functions and have posted it in the “Investors – Governance” section of our website, which is located at www.avagotech.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding any amendments to, or waivers from, the Code of Ethics and Business Conduct by posting such information on our website at the internet address and location above.

ITEM 11.	EXECUTIVE COMPENSATION

The information regarding the compensation of Parent’s executives officers to be set forth in the section entitled “Compensation Discussion and Analysis” in Parent’s definitive Proxy Statement for its 2010 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of its 2009 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section. However, the Compensation Committee Report of Parent’s Compensation Committee included in such definitive Proxy Statement is specifically not included herein.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

All of our outstanding ordinary shares are beneficially owned by Parent (Avago Technologies Limited) through its wholly-owned subsidiary, Avago Technologies Holding Pte. Ltd. Parent’s address is No. 1 Yishun Avenue 7, Singapore 768923. Information regarding beneficial ownership of the equity securities of Parent by certain beneficial owners and management and related shareholder matters to be set forth in the section entitled “Security Ownership of Certain Beneficial Owners, Directors and Executive Officers” in Parent’s definitive Proxy Statement for its 2010 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of its 2009 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding certain relationships and transactions in which any director, executive officer, holder of more than 5% of any class of Parent’s voting securities, or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest and the independence of the directors of Parent be set forth in the section entitled “Certain Relationships and Related Transactions” and “Corporate Governance” in Parent’s definitive Proxy Statement for its 2010 Annual General Meeting of Shareholders to be filed with the SEC within 120 days of the end of its 2009 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services required by this Item 14 to be set forth in the section entitled “Principal Accountant Fees and Services” in Parent’s definitive Proxy Statement to be filed with the Commission within 120 days of the end of its 2009 fiscal year pursuant to General Instruction G(3) to Form 10-K is hereby incorporated by reference in this section.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following are filed as part of this Annual Report on Form 10-K:

1. Financial Statements

The following consolidated financial statements are included in Item 8 of this Annual Report on Form 10-K:

•	Consolidated Statements of Operations for the years ended November 1, 2009, November 2, 2008 and October 31, 2007

•	Consolidated Balance Sheets as of November 1, 2009 and November 2, 2008

•	Consolidated Statements of Shareholder’s Equity and Comprehensive Income (Loss) for the years ended November 1, 2009, November 2, 2008 and October 31, 2007

•	Consolidated Statements of Cash Flows for the years ended November 1, 2009, November 2, 2008 and October 31, 2007

2. Financial Statement Schedules

The financial statement schedule required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K.

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

3. Exhibits

The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed with or incorporated by reference in this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

By:	/S/ HOCK E. TAN
Name:	Hock E. Tan
Title:	President and Chief Executive Officer

Date: December 15, 2009

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Hock E. Tan, Douglas R. Bettinger and Patricia H. McCall, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities indicated and on the dates indicated.

Signature	Title	Date

/S/ HOCK E. TAN Hock E. Tan	President and Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2009

/S/ DOUGLAS R. BETTINGER Douglas R. Bettinger	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	December 15, 2009

/S/ DICK M. CHANG Dick M. Chang	Chairman of the Board of Directors	December 15, 2009

/S/ ADAM H. CLAMMER Adam H. Clammer	Director	December 15, 2009

/S/ JAMES A. DAVIDSON James A. Davidson	Director	December 15, 2009

James Diller	Director

/S/ JAMES H. GREENE, JR. James H. Greene, Jr.	Director	December 15, 2009

Signature	Title	Date

Kenneth Y. Hao	Director

/S/ JOHN R. JOYCE John R. Joyce	Director	December 15, 2009

David M. Kerko	Director

/S/ JUSTINE LIEN Justine Lien	Director	December 15, 2009

Donald Macleod	Director

/S/ BOCK SENG TAN Bock Seng Tan	Director	December 15, 2009

EXHIBIT INDEX

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

2.1#	Asset Purchase Agreement, dated August 14, 2005, between Agilent Technologies, Inc. and Argos Acquisition Pte. Ltd.	Agilent Technologies, Inc. Current Report on Form 8-K (Commission File No. 001-15405)	Aug. 15, 2005

2.2#	Amendment No. 1 to the Asset Purchase Agreement, dated November 30, 2005, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.3#	Amendment No. 2 to the Asset Purchase Agreement, dated December 29, 2006, between Agilent Technologies, Inc. and Avago Technologies Limited.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.4#	Purchase and Sale Agreement, dated October 28, 2005, among Avago Technologies Pte. Limited, Avago Technologies Storage Holding (Labuan) Corporation, other sellers, PMC-Sierra, Inc. and Palau Acquisition Corporation (“PMC Purchase and Sale Agreement”).	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.5	Amendment to PMC Purchase and Sale Agreement, dated March 1, 2006.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

2.6#	Purchase and Sale Agreement, dated February 17, 2006, among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, other sellers, Marvell Technology Group Ltd. and Marvell International Technology Ltd. (“Marvell Purchase and Sale Agreement”).	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.7	Amendment No. 1 to Marvell Purchase and Sale Agreement, dated April 11, 2006.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

2.8#	Purchase and Sale Agreement, dated November 17, 2006, by and among Avago Technologies Limited, Avago Technologies Imaging Holding (Labuan) Corporation, Avago Technologies Sensor (U.S.A.) Inc., other sellers and Micron Technology, Inc.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

2.9#	Asset Purchase Agreement, dated October 31, 2007, by and among Avago Technologies Limited, Avago Technologies General IP (Singapore) Pte. Ltd., other sellers and Lite-On Technology Corporation (“Lite-On Asset Purchase Agreement”).	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.10#	Amendment No. 1 to Lite-On Asset Purchase Agreement and Non-Competition Agreement, dated January 8, 2008.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

2.11	Amendment No. 2 to Lite-On Asset Purchase Agreement, dated January 21, 2009.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

2.12#	Asset Purchase Agreement, dated June 25, 2008, by and among Avago Technologies GmbH, Avago Technologies International Sales Pte. Ltd., Avago Technologies Wireless IP (Singapore) Pte. Ltd., Avago Technologies Finance Pte. Ltd. and Infineon Technologies AG.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

3.1	Memorandum and Articles of Association.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

4.1	Amended and Restated Shareholder Agreement, dated February 3, 2006, Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (“Shareholder Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

4.2	Second Amended and Restated Shareholder Agreement, dated August 11, 2009.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	Aug. 14, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

4.3	Registration Rights Agreement, dated December 1, 2005, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons (“Registration Rights Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

4.4	Amendment to Registration Rights Agreement, dated August 21, 2008.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

4.5	Share Option Agreement, dated February 3, 2006, between Avago Technologies Limited and Capstone Equity Investors LLC.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

10.1	Indenture, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 10 1/8% Senior Notes and Senior Floating Rate Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.2	Indenture, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors named therein and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.3	Sublease Agreement, dated December 1, 2005, between Agilent Technologies Singapore Pte. Ltd. and Avago Technologies Manufacturing (Singapore) Pte. Ltd., relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.4	Lease No. I/33183P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1935X of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49501Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.5	Lease No. I/31607P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1937C of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49499Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.6	Lease No. I/33182P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 2134N of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49500Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.7	Lease No. I/33160P issued by Singapore Housing and Development Board to Compaq Asia Pte Ltd in respect of the land and structures comprised in Lot 1975P of Mukim 19, dated September 26, 2000, and includes the Variation of Lease I/49502Q registered January 15, 2002, relating to Avago’s facility at 1 Yishun Avenue 7, Singapore 768923.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Nov. 15, 2006

10.8	Tenancy Agreement, dated October 24, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.9	Supplemental Agreement to Tenancy Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.10	Subdivision and Use Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.11	Sale and Purchase Agreement, dated December 1, 2005, between Agilent Technologies (Malaysia) Sdn. Bhd. and Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), relating to Avago’s facility at Bayan Lepas Free Industrial Zone, 11900 Penang, Malaysia.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.12	Lease Agreement, dated December 1, 2005, between Agilent Technologies, Inc. and Avago Technologies U.S. Inc., relating to Avago’s facility at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.13	First Amendment to Lease Agreement (Building 90) and Service Level Agreement, dated January 10, 2007, between Avago Technologies U.S. Inc. and Lumileds Lighting B.V. relating to Avago’s facilities at 350 West Trimble Road, San Jose, California 95131.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.14	Credit Agreement, dated December 1, 2005, among Avago Technologies Finance Pte. Ltd., Avago Technologies Finance S.àr.l., Avago Technologies (Malaysia) Sdn. Bhd. (f/k/a Jumbo Portfolio Sdn. Bhd.), Avago Technologies Wireless (U.S.A.) Manufacturing Inc. and Avago Technologies U.S. Inc., as borrowers, Avago Technologies Holding Pte. Ltd., each lender from time to time parties thereto, Citicorp International Limited (Hong Kong), as Asian Administrative Agent, Citicorp North America, Inc., as Tranche B-1 Term Loan Administrative Agent and as Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Lead Bookrunner, Lehman Brothers Inc., as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, and Credit Suisse, as Documentation Agent (“Credit Agreement”).	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.15	Amendment No. 1 to Credit Agreement, dated December 23, 2005.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.16	Amendment No. 2, Consent and Waiver under Credit Agreement, dated April 16, 2006.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.17	Amendment No. 3 to Credit Agreement, dated October 8, 2007.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.18+	2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.19+	Avago Performance Bonus Plan.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

10.20+	Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.21+	Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries (Amended and Restated Effective as of February 25, 2008).	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.22+	Form of Management Shareholders Agreement.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.23+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.24+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for employees in Singapore.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.25+	Form of Nonqualified Share Option Agreement Under the Equity Incentive Plan for Executive Employees of Avago Technologies Limited and Subsidiaries for U.S. employees granted rollover options.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.26+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for U.S. non-employee directors.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.27+	Form of Nonqualified Share Option Agreement Under the Amended and Restated Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries for non-employee directors in Singapore.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.28+	Amended and Restated Offer Letter Agreement, dated July 17, 2009, between Avago Technologies Limited and Hock E. Tan.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.29+	Severance Benefits Agreement, dated June 14, 2006, between Avago Technologies Limited and Mercedes Johnson.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.30+	Separation Agreement, dated as of January 31, 2007, between Avago Technologies Limited and Dick M. Chang.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Feb. 6, 2007

10.31+	Separation Agreement, dated August 16, 2007, between Avago Technologies Limited and James Stewart.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.32+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Fariba Danesh.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

10.33+	Amended and Restated Employment Agreement, dated July 17, 2009, between Avago Technologies U.S. Inc. and Bryan Ingram.	Amendment No. 4 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 21, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.34+	Offer Letter Agreement, dated March 20, 2007, between Avago Technologies and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.35+	Offer Letter Agreement, dated November 7, 2005, between Avago Technologies (Malaysia) Sdn. Bhd. and Bian-Ee Tan, and Extension of Employment Letter Agreement, dated October 10, 2006, between Avago Technologies (Malaysia) Sdn. Bhd. and Bian-Ee Tan.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.36+	Offer Letter Agreement, dated July 4, 2008, between Avago Technologies and Douglas R. Bettinger.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Jul. 16, 2008

10.37+	Separation Agreement, dated August 11, 2008, between Avago Technologies Limited and Mercedes Johnson.	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Aug. 21, 2008

10.38+	Form of indemnification agreement between Avago and each of its directors.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.39+	Form of indemnification agreement between Avago and each of its officers.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Feb. 27, 2008

10.40	Advisory Agreement, dated December 1, 2005, among Avago Technologies Limited, Avago Technologies International Sales Pte. Limited, Kohlberg Kravis Roberts & Co., L.P. and Silver Lake Management Company, LLC (the “Advisory Agreement”).	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.41	Form of Termination Notice for the Advisory Agreement, dated August 11, 2009.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 2, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.42	Ft. Collins Supply Agreement, dated October 28, 2005 between Avago Technologies Wireless (U.S.A.) Manufacturing, Inc. and Palau Acquisition Corporation.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Jun. 16, 2009

10.43	Statement of Work, dated January 27, 2006, between KKR Capstone and Avago Technologies.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.44	Supplemental Indenture No. 1, dated April 11, 2006, among Avago Technologies Sensor IP Pte. Ltd., Avago Technologies Sensor (U.S.A.) Inc. and The Bank of New York, as Trustee, relating to the 10 1/8 % Senior Notes and Senior Floating Rate Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.45	Supplemental Indenture No. 1, dated April 11, 2006, among Avago Technologies Sensor IP Pte. Ltd., Avago Technologies Sensor (U.S.A.) Inc. and The Bank of New York, as Trustee, relating to the 11 7/8 % Senior Subordinated Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Sep. 29, 2006

10.46	Supplemental Indenture No. 2, dated January 3, 2007, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors signatory thereto and The Bank of New York, as Trustee, governing the 10 1/8 % Senior Notes and Senior Floating Rate Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Jan. 8, 2007

10.47	Supplemental Indenture No. 2, dated January 3, 2007, among Avago Technologies Finance Pte. Ltd., Avago Technologies U.S. Inc., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., Guarantors signatory thereto and The Bank of New York, as Trustee, governing the 11 7/8 % Senior Subordinated Notes.	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	Jan. 8, 2007

10.48	Supplemental Indenture No. 3, dated June 15, 2007, between Einhundertsechsundneunzigste Verwaltungsgesellschaft Dammtor mbH (renamed Avago Technologies Fiber GmbH) and The Bank of New York, as Trustee, governing the 10 1/8 % Senior Notes and Senior Floating Rate Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.49	Supplemental Indenture No. 3, dated June 15, 2007, between Einhundertsechsundneunzigste Verwaltungsgesellschaft Dammtor mbH (renamed Avago Technologies Fiber GmbH) and The Bank of New York, as Trustee, governing the 11 7/8 % Senior Subordinated Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.50	Supplemental Indenture No. 4, dated December 13, 2007, among Avago Technologies General Hungary Vagyonkezelö Kft, Avago Technologies Wireless Hungary Vagyonkezelö Kft and The Bank of New York, as Trustee, governing the 10 1/8 % Senior Notes and Senior Floating Rate Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.51	Supplemental Indenture No. 4, dated December 13, 2007, among Avago Technologies General Hungary Vagyonkezelö Kft, Avago Technologies Wireless Hungary Vagyonkezelö Kft and The Bank of New York, as Trustee, governing the 11 7/8 % Senior Subordinated Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.52	Supplemental Indenture No. 5, dated February 28, 2008, between Avago Technologies Trading Ltd and The Bank of New York, as Trustee, governing the 10 1/8% Senior Notes and Senior Floating Rate Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.53	Supplemental Indenture No. 5, dated February 28, 2008, between Avago Technologies Trading Ltd and The Bank of New York, as Trustee, governing the 11 7/8% Senior Subordinated Notes.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.54^	Distribution Agreement, dated March 26, 2008, between Avago Technologies International Sales Pte. Limited and Arrow Electronics, Inc.	Avago Technologies Finance Pte. Ltd. Amendment No. 1 to Annual Report on Form 20-F/A (Commission File No. 333-137664)	Jun. 16, 2009

10.55	Collective Agreement, dated November 2, 2007, between Avago Technologies Limited (and its Singapore subsidiaries) and United Workers of Electronic & Electrical Industries.	Amendment No. 1 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Oct. 1, 2008

10.56+	Severance Benefits Agreement, dated December 3, 2008, between Avago Technologies Limited and Patricia H. McCall.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Mar. 5, 2009

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

10.57+	Offer Letter Agreement, dated December 5, 2008, between Avago Technologies Limited and B.C. Ooi.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Mar. 5, 2009

10.58+	Employment Separation Agreement, dated April 7, 2009, between Avago Technologies Limited and Bian-Ee Tan.	Avago Technologies Finance Pte. Ltd. Current Report on Form 6-K (Commission File No. 333-137664)	Apr. 10, 2009

10.59+	Deferred Compensation Plan.	Amendment No. 2 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 2, 2009

10.60+	Avago Performance Bonus Plan, effective November 1, 2008.	Amendment No. 3 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 14, 2009

10.61+	Form of Option Agreement Under Avago Technologies Limited 2009 Equity Incentive Award Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.62+	Form of Amendment to the Equity Incentive Plan for Senior Management Employees of Avago Technologies Limited and Subsidiaries.	Amendment No. 5 to Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.63+	Form of Employee Share Purchase Plan.	Amendment No. 5 to Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-153127)	Jul. 27, 2009

10.64+	Separation Agreement, dated September 23, 2009, between Avago Technologies Limited and Fariba Danesh.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	Sep. 24, 2009

10.65+	Separation Agreement, dated October 9, 2009, between Avago Technologies Limited and Jeffrey Henderson.	Avago Technologies Limited Annual Report on Form 10-K	Dec. 15, 2009

12.1	Computation of ratio of earnings to fixed charges.			X

21.1	List of Subsidiaries.			X

Exhibit No.	Description	Incorporated by referenced herein		Filed Herewith
		Form	Filing Date

24.1	Power of Attorney (see signature page to this Form 10-K).			X

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

Notes:

+	Indicates a management contract or compensatory plan or arrangement.
#	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Avago Technologies hereby undertakes to furnish supplementally copies of any omitted schedules upon request by the SEC.
^	Certain portions have been omitted pursuant to a confidential treatment request. Omitted information has been filed separately with the SEC.