Form 10-Q
period 2010-01-31
Avago Technologies Finance Pte. Ltd.
filed 2010-03-04
CIK 1376403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of January 31, 2010 there were 226,460,262 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended January 31, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in millions, except share amounts)

	November 1, 2009 (1)	January 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$472	$144
Trade accounts receivable, net	186	203
Inventory	162	166
Other current assets	44	44

Total current assets	864	557
Property, plant and equipment, net	264	254
Goodwill	171	171
Intangible assets, net	647	627
Other long-term assets	24	23

Total assets	$1,970	$1,632

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Accounts payable	$154	$160
Employee compensation and benefits	55	46
Accrued interest	25	5
Capital lease obligations - current	2	3
Due to Parent	221	225
Other current liabilities	33	34
Current portion of long-term debt	364	—

Total current liabilities	854	473

Long-term liabilities:
Long-term debt	230	230
Capital lease obligations - non-current	3	2
Other long-term liabilities	64	65

Total liabilities	1,151	770

Commitments and contingencies (Note 11)

Shareholder’s equity:
Ordinary shares, no par value; 226,460,262 shares issued and outstanding on November 1, 2009 and January 31, 2010	1,172	1,177
Accumulated deficit	(356)	(318)
Accumulated other comprehensive income	3	3

Total shareholder’s equity	819	862

Total liabilities and shareholder’s equity	$1,970	$1,632

(1)	Amounts as of November 1, 2009 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(in millions, except per share data)

	Quarter Ended
	February 1, 2009	January 31, 2010
Net revenue	$368	$456
Costs and expenses:
Cost of products sold:
Cost of products sold	204	247
Amortization of intangible assets	15	15
Restructuring charges	6	—

Total cost of products sold	225	262
Research and development	62	64
Selling, general and administrative	40	46
Amortization of intangible assets	6	5
Restructuring charges	5	1

Total costs and expenses	338	378

Income from operations	30	78
Interest expense	(18)	(11)
Gain (loss) on extinguishment of debt	1	(24)
Other expense, net	(2)	(1)

Income before income taxes	11	42
Provision for income taxes	5	4

Net income	$6	$38

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in millions)

	Quarter Ended
	February 1, 2009	January 31, 2010
Cash flows from operating activities:
Net income	$6	$38

Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	41	39
Amortization of debt issuance costs	1	1
(Gain) loss on extinguishment of debt	(1)	8
Loss on disposal of property, plant and equipment	—	1
Share-based compensation	—	5
Changes in assets and liabilities:
Trade accounts receivable	—	(17)
Inventory	10	(4)
Accounts payable	(5)	5
Employee compensation and benefits	(31)	(9)
Other current assets and current liabilities	(24)	(24)
Other long-term assets and long-term liabilities	(1)	2

Net cash (used in) provided by operating activities	(4)	45

Cash flows from investing activities:
Purchase of property, plant and equipment	(12)	(9)

Net cash used in investing activities	(12)	(9)

Cash flows from financing activities:
Debt repayments	(2)	(364)

Net cash used in financing activities	(2)	(364)

Net decrease in cash and cash equivalents	(18)	(328)
Cash and cash equivalents at the beginning of period	213	472

Cash and cash equivalents at end of period	$195	$144

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

Basis of Presentation

Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our fiscal year ends on the Sunday closest to October 31. Our first quarter of fiscal year 2010 ended on January 31, 2010, the second quarter will end on May 2, 2010, the third quarter will end on August 1, 2010 and the fourth quarter will end on October 31, 2010.

Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Finance Pte. Ltd, or the Company or Avago, and all of our wholly-owned subsidiaries and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.

Interim information presented in the unaudited condensed consolidated financial statements has been prepared by management and, in the opinion of management, includes all adjustments of a normal recurring nature that are necessary for the fair statement of the financial position, results of operations and cash flows for the periods shown, and is in accordance with GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes for the fiscal year ended November 1, 2009, or fiscal year 2009, included in Annual Report on Form 10-K filed with the Securities and Exchange Commission, or the SEC, on December 15, 2009.

The operating results for the quarter ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010, or fiscal year 2010, or for any other future period. The balance sheet as of November 1, 2009 is derived from the audited financial statements as of that date.

Subsequent Events. We consider events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through the date of issuance of these unaudited condensed consolidated financial statements.

Pending Business Combination. During the quarter ended January 31, 2010, we entered into a definitive agreement to acquire certain assets and assume certain liabilities of a China-based company engaged in the manufacture of motion control encoder products for $8 million in cash.

This transaction is subject to customary closing conditions and is expected to close in the second or third quarter of fiscal year 2010, although there can be no assurance that this transaction will be completed.

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

We sell our products through our direct sales force and distributors. One customer accounted for 11% of our net accounts receivable balance at November 1, 2009. One customer accounted for 11% of our net accounts receivable balance at January 31, 2010 and represented 10% of net revenue for the quarter ended January 31, 2010. For the quarter ended February 1, 2009, one customer represented 12% of net revenue.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net income (loss) per share. Because we only have one shareholder (Avago Technologies Holding Pte. Ltd.) and no common shares trading in a public market, information on earnings per share is not meaningful and has not been presented.

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

The following table summarizes the changes in accrued warranty (in millions):

Balance as of November 1, 2009 - included in other current liabilities	$7
Charged to cost of products sold	5
Utilized	—

Balance as of January 31, 2010 - included in other current liabilities	$12

The changes to accrued warranty for the quarter ended February 1, 2009 were not significant.

During the first quarter of fiscal year 2010, we recorded warranty accruals of $5 million based on one specific quality issue. See Note 11. “Commitments and Contingencies” for further details.

Recently Adopted Accounting Guidance

In the first quarter of fiscal year 2010, we adopted the guidance issued by the Financial Accounting Standards Board, or FASB on business combinations, which significantly changes current practices regarding business combinations. Among the more significant changes, the guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. Although the adoption of this guidance changes our accounting treatment for business combinations on a prospective basis and the nature and magnitude of the specific impact depends upon the nature, terms and size of the acquisitions consummated after the effective date, this guidance did not have a material impact on our results of operations and financial position as we did not acquire any businesses during the quarter ended January 31, 2010.

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB on noncontrolling interests in consolidated financial statements. This guidance changes the accounting and reporting for minority interests, reporting them as equity separate from the parent entity’s equity, as well as requiring expanded disclosures. The adoption of this guidance did not have a material impact on our results of operations and financial position.

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. Although future transactions involving intangible assets may be affected by this guidance, it did not have a material impact on our results of operations and financial position as we did not acquire any intangible assets during the quarter ended January 31, 2010.

In the first quarter of fiscal year 2010, we adopted new guidance that specifies the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this new guidance did not have a significant impact on our results of operations and financial position.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires new disclosures about transfers in and out of Levels 1 and 2 fair value measurements and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The updated guidance also requires fair value measurements disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. This guidance will be effective for our second quarter of fiscal year 2010, except for the disclosures about purchases, sales, issuances and settlements relating to Level 3 fair value measurements, which will be effective for our fiscal year 2012 and its interim periods. Other than requiring additional disclosures, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

In October 2009, the FASB issued guidance on revenue recognition that addresses how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting and how the arrangement consideration should be allocated among the separate units of accounting. This guidance will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

In October 2009, the FASB issued guidance that modifies the scope of the software revenue recognition guidance to exclude (a) non-software components of tangible products and (b) software components of tangible products that are sold, licensed or leased with tangible products when the software components and non-software components of the tangible product function together to deliver the tangible product’s essential functionality. This guidance will be effective for our fiscal year 2011 with early adoption permitted. The guidance may be applied retrospectively or prospectively for new or materially modified arrangements. We believe the adoption of this new guidance will not have a significant impact on our results of operations and financial position.

In June 2009, the FASB issued guidance that eliminates the exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying the existing provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. We believe the adoption of this new guidance will not have a significant impact on our results of operations and financial position.

In December 2008, the FASB issued guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires disclosures surrounding how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies. Additional disclosures include (a) the major categories of plan assets, (b) the inputs and valuation techniques used to measure the fair value of plan assets, (c) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (d) the significant concentrations of risk within plan assets. This guidance does not change the accounting treatment for postretirement benefit plans. This guidance will be effective for us in fiscal year 2010. The adoption of this guidance will change our disclosure about pension plans beginning with our Annual Report on Form 10-K for fiscal year 2010.

2. Inventory

Inventory consists of the following (in millions):

	November 1, 2009	January 31, 2010

Finished goods	$70	$69
Work-in-process	70	72
Raw materials	22	25

Total inventory	$162	$166

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Goodwill and Intangible Assets

There was no change in goodwill during the quarter ended January 31, 2010.

Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value

As of November 1, 2009:
Purchased technology	$727	$(231)	$496
Customer and distributor relationships	249	(99)	150
Other	3	(2)	1

Total	$979	$(332)	$647

As of January 31, 2010:
Purchased technology	$727	$(246)	$481
Customer and distributor relationships	249	(104)	145
Other	3	(2)	1

Total	$979	$(352)	$627

Amortization of intangible assets was $21 million and $20 million for the quarters ended February 1, 2009 and January 31, 2010, respectively.

Based on the amount of intangible assets subject to amortization at January 31, 2010, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2010 (remainder)	$59
2011	77
2012	76
2013	76
2014	76
2015	75
Thereafter	188

$627

The weighted average amortization periods remaining by intangible asset category at January 31, 2010 were as follows (in years):

Amortizable intangible assets:
Purchased technology	10
Customer and distributor relationships	8
Other	24

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Borrowings

Our borrowings as of November 1, 2009 and January 31, 2010 consist of the following (in millions):

	November 1, 2009	January 31, 2010

Notes:
10 1/8% senior notes due 2013	$318	$—
Senior floating rate notes due 2013	46	—
11 7/8% senior subordinated notes due 2015	230	230

	594	230
Less: Current portion of long-term debt	364	—

Long-term debt	$230	$230

Debt Repayments

During the quarter ended January 31, 2010, we redeemed $318 million in principal amount of the senior fixed rate notes and $46 million in principal amount of the senior floating rate notes. We redeemed the senior fixed rate notes and senior floating rate notes at 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of $16 million premium and an $8 million write–off of debt issuance costs and other related expenses.

During the quarter ended February 1, 2009, we repurchased $3 million in principal amount of senior subordinated notes from the open market, resulting in a gain on extinguishment of debt of $1 million.

Senior Credit Facility

As of January 31, 2010, we had a revolving senior secured credit facility in the amount of $350 million which includes borrowing capacity available for letters of credit and for borrowings and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of January 31, 2010, we had no borrowing amounts outstanding under the revolving credit facility, although we had $15 million of letters of credit outstanding under the facility, which reduces the amount available under the revolving credit facility on a dollar-for-dollar basis.

5. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy is applied to prioritize the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include money market funds which are classified as cash and cash equivalents and investment funds—deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.

Level 2—Level 2 inputs are inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. If the asset or liability has a specified (contractual) term, a Level 2 input must be observable for substantially the full term of the asset or liability. Our Level 2 assets include time deposits. We measure time deposits at fair value quoted by the banks which do not materially differ from the carrying values of these instruments in the financial statements.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investment, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are determined to be impaired. We did not have any Level 3 asset or liability activities during the quarter ended January 31, 2010.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of January 31, 2010. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value Measurement as of January 31, 2010 Using
	Portion of Carrying Value Measured at Fair Value as of January 31, 2010	Quoted Prices In Active Market For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Time deposits (1)	$32	$—	$32
Investment Funds - Deferred Compensation Plan Assets (2)	3	3	—

Total assets measured at fair value	$35	$3	$32

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet
(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

Assets Measured at Fair Value on a Nonrecurring Basis

There was no nonfinancial asset or liability measured at fair value as of January 31, 2010.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of November 1, 2009 and January 31, 2010 (in millions):

	November 1, 2009		January 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$46	$45	$—	$—
Fixed rate debt	548	586	230	257

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.

6. Shareholder’s Equity

Share-Based Compensation

We follow the accounting provisions of ASC 718 “Compensation—Stock Compensation,” or ASC 718, for share-based awards granted by our ultimate parent, Avago Technologies Limited, or Parent, to employees, directors, and non-employees.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes share-based compensation expense for the quarters ended February 1, 2009 and January 31, 2010 (in millions):

	Quarter Ended
	February 1,	January 31,
	2009	2010
Research and development	$1	$1
Selling, general and administrative	(1)	4

Total share-based compensation expense	$—	$5

The weighted-average assumptions utilized for our Black-Scholes valuation model for options granted during the quarters ended February 1, 2009 and January 31, 2010 are as follows:

	Quarter Ended
	February 1,	January 31,
	2009	2010
Risk-free interest rate	1.8%	2.6%
Dividend yield	0%	0%
Volatility	57.0%	47.0%
Expected term (in years)	6.5	5.0

The dividend yield of zero is based on the fact that we have no present intention to pay cash dividends. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For the options granted during the quarter ended February 1, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 107 to determine the expected term of stock options. For options granted during the quarter ended January 31, 2010, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended February 1, 2009 and January 31, 2010 was $4.65 and $7.00, respectively.

Based on our historical experience of pre-vesting option cancellations, for the quarters ended February 1, 2009 and January 31, 2010 we have assumed an annualized forfeiture rate of 15% and 11%, respectively, for our options. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

Total compensation cost of options granted but not yet vested as of January 31, 2010 was $57 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of award activity follows (in millions, except years and per share amounts).

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2009	20	24	$8.69
Granted	(1)	1	$15.95
Exercised	—	(1)	$5.88
Cancelled	1	(1)	$10.19

Balance as of January 31, 2010	20	23	$8.92	7.22	$196

Vested as of January 31, 2010		9	$6.20	5.79	$102
Vested and expected to vest as of January 31, 2010		20	$8.61	7.06	$180

The following table summarizes significant ranges of outstanding and exercisable awards as of January 31, 2010 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.00-4.00	1	2.98	$1.25	1	$1.25
4.01-8.00	9	5.62	$5.16	6	$5.08
8.01-12.00	9	7.99	$10.16	2	$10.22
12.01-16.00	3	9.55	$15.14	—	$—
16.01-20.00	1	9.62	$17.13	—	$—

Total	23	7.22	$8.92	9	$6.20

7. Restructuring Charges

The significant activities within and components of restructuring charges during the quarter ended January 31, 2010 are as follows (in millions):

	Employee Termination Costs	Excess Lease	Total

Accrued restructuring as of November 1, 2009 - included in other current liabilities	$2	$1	$3
Charges to operating expenses	1	—	1
Cash payments	(3)	—	(3)

Accrued restructuring as of January 31, 2010 - included in other current liabilities	$—	$1	$1

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Income Taxes

For the quarter ended January 31, 2010, we recorded an income tax provision of $4 million compared to a $5 million income tax provision for the quarter ended February 1, 2009. The decrease of tax expense in the quarter ended January 31, 2010 is primarily attributable to change in distribution of jurisdictional income.

In February, 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. However, as a result of receiving this tax incentive, we will write down deferred tax assets of $6 million that we previously recorded in this jurisdiction. As a result, we expect our income tax expense to be higher in the second quarter of fiscal year 2010.

9. Segment Information

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

10. Related Party Transactions

We recorded $1 million of expenses for the quarter ended February 1, 2009, for consulting and management advisory services provided by Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during the quarter ended February 1, 2009 in connection with a qualifying acquisition. The advisory agreement was terminated in the fourth quarter of fiscal year 2009, in connection with the Initial Public Offering, or IPO, of Parent, as such there were no advisory fees payable to KKR or Silver Lake during the quarter ended January 31, 2010.

We recorded a credit to the unaudited condensed consolidated statement of operations of less than $1 million and recorded less than $1 million of charges for the quarters ended February 1, 2009 and January 31, 2010, respectively, in connection with variable accounting related to the options to purchase 800,000 ordinary shares granted to Capstone Consulting, a company affiliated with KKR. These options are no longer subject to variable accounting as 700,000 of the options vested by the end of the first quarter of fiscal year 2010 and 100,000 of the options expired as the performance targets related to these options were not met.

Until July 31, 2009, funds affiliated with Silver Lake were investors in Flextronics International Ltd. Mr. James A. Davidson, a director, also serves as a director of Flextronics. In the ordinary course of business, we continue to sell to Flextronics, which in the quarters ended February 1, 2009 and January 31, 2010 accounted for $24 million and $35 million of net revenue, respectively. Trade accounts receivable due from Flextronics as of November 1, 2009 and January 31, 2010 were $16 million and $15 million, respectively.

Mr. John R. Joyce, a director, also serves as a director of Hewlett-Packard Company. In the ordinary course of business, we continue to sell to Hewlett-Packard Company, which in the quarters ended February 1, 2009 and January 31, 2010 accounted for $10 million and $6 million of net revenue, respectively, and trade accounts receivable due from Hewlett-Packard Company as of November 1, 2009 and January 31, 2010 was $4 million each, respectively. We also use Hewlett-Packard Company as a service provider for information technology services. For the quarters ended February 1, 2009 and January 31, 2010, operating expenses include $9 million and $2 million, respectively, for services provided by Hewlett-Packard Company.

Mr. James Diller, a director and the chairman of our board of directors, also serves on the board of directors of PMC Sierra, Inc., or PMC Sierra, as vice-chairman. In the ordinary course of business, we continue to sell to PMC Sierra, which in the quarters ended February 1, 2009 and January 31, 2010 accounted for $1 million and zero, respectively, of net revenue. In addition, there were no trade accounts receivable due from PMC Sierra as of November 1, 2009 and January 31, 2010, respectively.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Commitments and Contingencies

Commitments

Purchase Commitments. At January 31, 2010, we had unconditional purchase obligations of $37 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At January 31, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at January 31, 2010 were $22 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $3 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 4. “Borrowings.”

There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for fiscal year 2009.

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

On July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against Parent and certain of its subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to radio frequency, or RF, filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents. On October 16, 2009, TriQuint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On November 24, 2009, we filed a motion to dismiss TriQuint’s antitrust counterclaims, which motion has not yet been ruled on by the court. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

Warranty

Commencing in the second quarter of fiscal year 2008, we notified certain customers of a product quality issue and began taking additional steps to correct the quality issue and work with affected customers to determine potential costs covered by our warranty obligations. We maintain insurance coverage for product liability and have been working with our insurance carriers to determine the extent of covered losses in this situation. Based on settlements with customers to date, the status of discussions with other affected customers and discussions with our insurance carriers, we recorded a charge of $2 million during the fourth quarter of fiscal year 2009 to cover costs relating to this quality issue in excess of expected insurance coverage. We presently believe that amounts we have recorded in our financial statements along with expected insurance coverage proceeds will be adequate to resolve these claims, although this assessment is subject to change based on the ultimate resolution of this matter with customers and the insurance carriers. In addition, if the timing of settlement of claims with customers and the timing of determination of insurance recoveries do not occur in the same reporting periods, there could be material increases in charges to statement of operations in a future period and decreases in a subsequent period once insurance recoveries are deemed probable of realization.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During the first quarter of fiscal year 2010, we recorded additional charges of $5 million to cover customer claims related to this product quality issue. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with customers. We have made our best estimate of our expected warranty obligation, but we could record further charges in future periods based on the ultimate resolution of this matter.

Indemnifications to Hewlett-Packard and Agilent

Agilent Technologies, Inc. has given multiple indemnities to Hewlett-Packard Company in connection with its activities prior to its spin-off from Hewlett-Packard Company in June 1999 for the businesses that constituted Agilent prior to the spin-off. As the successor to the Semiconductor Products Group, or SPG, business of Agilent, we may acquire responsibility for indemnifications related to assigned intellectual property agreements. Additionally, when we completed the acquisition of SPG from Agilent in December 2005, we provided indemnities to Agilent with regard to Agilent’s conduct of the SPG business prior to the SPG acquisition. In our opinion, the fair value of these indemnifications is not material.

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

12. Subsequent Event

On January 27, 2010, Parent’s registration statement filed with the Securities and Exchange Commission in connection with the public offering and sale by certain shareholders of Parent of an aggregate of 25,000,000 shares of Parent’s ordinary shares, or the Offering, was declared effective. The Offering closed on February 2, 2010, and 25,000,000 shares were sold to the public at a price per share of $17.41 including a $0.41 per share discount to the underwriters. We did not receive any proceeds from the sale of shares sold in the Offering other than proceeds from options exercised by certain shareholders in connection with the Offering. The underwriters exercised their option to purchase from certain selling shareholders up to an additional 3,750,000 ordinary shares to cover over-allotments on February 23, 2010, which transaction closed on February 26, 2010. In connection with the Offering, selling shareholders Bali Investments S.ar.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for two-thirds of the expenses of the offering.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended November 1, 2009, or fiscal year 2009, included in our Annual Report on Form 10-K for fiscal year 2009, or 2009 Annual Report on Form 10-K. This Quarterly Report on Form 10-Q may contain predictions, estimates and other forward-looking statements that involve a number of risks and uncertainties, which are made under the safe harbor provisions of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact could be deemed forward-looking, including, but not limited to, any projections of financial information; any statements about historical results that may suggest trends for our business; any statements of the plans, strategies, and objectives of management for future operations; any statements of expectation or belief regarding future events, technology developments, or enforceability of our intellectual property rights; and any statements of assumptions underlying any of the foregoing. These forward-looking statements are based on current expectations, estimates, forecasts and projections of future Avago or industry performance based on management’s judgment, beliefs, current trends and market conditions and involve risks and uncertainties that may cause actual results to differ materially from those contained in the forward-looking statements. Accordingly, we caution you not to place undue reliance on these statements. These statements include those related to our products, product sales, expenses, liquidity, cash flow, growth rates and restructuring efforts. For example, there can be no assurance that our product sales efforts, revenues or expenses will meet any expectations or follow any trend(s), or that our ability to compete effectively will be successful or yield anticipated results. Important factors that could cause actual results to differ materially from our expectations are disclosed under “Risk Factors” in our 2009 Annual Report on Form 10-K, in Part II, Item 1A of this Quarterly Report on Form 10-Q, and in other documents we file from time to time with the SEC. We undertake no intent or obligation to publicly update or revise any of these forward-looking statements, whether as a result of new information, future events or otherwise.

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

There have been no significant changes in our critical accounting policies during the quarter ended January 31, 2010 compared to what was previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K.

Results from Operations

Quarter Ended January 31, 2010 Compared to Quarter Ended February 1, 2009

The following tables set forth our results of operations for the quarters ended January 31, 2010 and February 1, 2009.

	Quarter Ended
	February 1, 2009	January 31, 2010	February 1, 2009	January 31, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$368	$456	100%	100%
Costs and expenses:
Cost of products sold:
Cost of products sold	204	247	55	54
Amortization of intangible assets	15	15	4	3
Restructuring charges	6	—	2	—

Total cost of products sold	225	262	61	57
Research and development	62	64	17	14
Selling, general and administrative	40	46	11	10
Amortization of intangible assets	6	5	2	2
Restructuring charges	5	1	1	—

Total costs and expenses	338	378	92	83

Income from operations	30	78	8	17
Interest expense	(18)	(11)	(5)	(2)
Gain (loss) on extinguishment of debt	1	(24)	—	(6)
Other expense, net	(2)	(1)	—	—

Income before income taxes	11	42	3	9
Provision for income taxes	5	4	1	1

Net income	$6	$38	2%	8%

Net revenue. Substantially all of our net revenue is derived from sales of semiconductor devices which our customers incorporate into electronic products. We sell our products primarily through our direct sales force. We also use distributors for a portion of our business and recognize revenue upon delivery of product to the distributors. Such revenue is reduced for estimated returns and distributor allowances.

Net revenue was $456 million for the quarter ended January 31, 2010, compared to $368 million for the quarter ended February 1, 2009, an increase of $88 million or 24%. Net revenue increased primarily due to strength in the wireless communications target market.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended		Change
	February 1, 2009	January 31, 2010
% of net revenue
Wireless communications	34%	38%	4%
Wired infrastructure	28	26	(2)
Industrial and automotive electronics	28	26	(2)
Consumer and computing peripherals	10	10	—

Total net revenue	100%	100%

	Quarter Ended
	February 1, 2009	January 31, 2010	Change
Net revenue (in millions)
Wireless communications	$124	$173	$49
Wired infrastructure	103	120	17
Industrial and automotive electronics	104	117	13
Consumer and computing peripherals	37	46	9

Total net revenue	$368	$456	$88

Net revenue from wireless communications products, both in absolute dollars and as a percentage of net revenue, increased in the first quarter of the fiscal year ending October 31, 2010, or fiscal year 2010, compared with the corresponding prior year period. The growth of key platforms in next-generation smart phones at leading OEM customers, which incorporate many of our proprietary products such as 3G front-end modules and data cards, as well as increased demand for our proprietary optical finger navigation devices, drove this revenue growth.

Net revenue from wired infrastructure products, in absolute dollars, increased in the first quarter of fiscal year 2010 compared with the corresponding prior year period, primarily due to an increase in spending in the enterprise networking and data center areas in the first fiscal quarter.

Net revenue from industrial and automotive electronics products, in absolute dollars, increased in the first quarter of fiscal year 2010 compared with the corresponding prior year period, as the overall end market continued to improve, with strong demand from major OEMs in the Asia Pacific region.

Net revenue from consumer and computer peripheral products, in absolute dollars, increased in the first quarter of fiscal year 2010 compared with the corresponding prior year period, reflecting improved sales of optical mouse sensors and motion control encoders for optical disc drives in the first quarter of fiscal year 2010.

The categorization of revenue by target market is determined using a variety of data points, including the technical characteristics of the product, the “sold to” customer information, the “ship to” customer information and the end customer product or application into which our product will be incorporated. As data systems for capturing and tracking this data evolve and improve, the categorization of products by target market can vary over time. When this occurs, we reclassify revenue by target market for prior periods. Such reclassifications typically do not materially change the sizing of, or the underlying trends of results within, each target market.

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

Total cost of products sold (which includes amortization of manufacturing-related intangible assets and restructuring charges) was $262 million for the quarter ended January 31, 2010, compared to $225 million for the quarter ended February 1, 2009, an increase of $37 million or 16%. As a percentage of net revenue, total cost of products sold decreased to 57% for the quarter ended January 31, 2010 from 61% for the quarter ended February 1, 2009. The increase in absolute dollars was primarily attributable to increase in revenue of 24% during the quarter ended January 31, 2010 compared to the prior year period ended February 1, 2009. The decrease as a percentage of net revenue is primarily due to favorable product mix. During the quarter ended January 31, 2010, we also recorded a charge of $5 million to cover potential costs for warranty obligations arising out of a certain product quality issue identified in the second quarter of fiscal year 2009, as more fully discussed in Note 11 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Cost of products sold (which excludes amortization of manufacturing-related intangible assets and restructuring) was $247 million for the quarter ended January 31, 2010, compared to $204 million for the quarter ended February 1, 2009, an increase of $43 million or 21%. As a percentage of net revenue, cost of products sold decreased slightly to 54% for the quarter ended January 31, 2010 compared from 55% for the quarter ended February 1, 2009. The increase in absolute dollars was primarily attributable to an increase in net revenue during the quarter ended January 31, 2010, as discussed above.

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

Research and development expense was $64 million for the quarter ended January 31, 2010, compared to $62 million for the quarter ended February 1, 2009, an increase of $2 million or 3%. As a percentage of net revenue, research and development expenses decreased to 14% for the quarter ended January 31, 2010 from 17% for the quarter ended February 1, 2009. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue during the quarter ended January 31, 2010.

Selling, general and administrative. Selling expense consists primarily of compensation and associated costs for sales and marketing personnel, including share-based compensation, sales commissions paid to our independent sales representatives, costs of advertising, trade shows, corporate marketing, promotion, travel related to our sales and marketing operations, related occupancy and equipment costs and other marketing costs. General and administrative expense consists primarily of compensation and associated costs, including share-based compensation, for executive management, finance, human resources and other administrative personnel, outside professional fees, allocated facilities costs and other corporate expenses.

Selling, general and administrative expense was $46 million for the quarter ended January 31, 2010 compared to $40 million for the quarter ended February 1, 2009, an increase of $6 million or 15%. As a percentage of net revenue, selling, general and administrative decreased slightly to 10% for the quarter ended January 31, 2010 compared to 11% for the quarter ended February 1, 2009. The increase in absolute dollars was attributable to higher litigation expense and share based compensation expense, partially offset by lower incentive compensation expense due to the impact of our headcount reductions throughout fiscal year 2009.

Amortization of intangible assets. Total amortization of intangible assets charged incurred was $20 million and $21 million, respectively, for the quarters ended January 31, 2010 and February 1, 2009. The decrease is attributable to certain intangible assets becoming fully amortized during the year ended November 1, 2009, partially offset by additions to intangible assets during the year ended November 1, 2009.

Restructuring charges. During the quarter ended January 31, 2010, we incurred total restructuring charges of $1 million, compared to $11 million for the quarter ended February 1, 2009. During the first quarter of fiscal year 2009, we initiated several restructuring plans in response to the economic downturn that were substantially completed by the end of fiscal year 2009. See Note 7 to the Unaudited Condensed Consolidated Financial Statements.

Interest expense. Interest expense was $11 million for the quarter ended January 31, 2010, compared to $18 million for the quarter ended February 1, 2009, which represents a decrease of $7 million or 39%. The decrease is primarily due to the redemption and repurchases of $470 million in aggregate principal amount of our outstanding notes made subsequent to the first quarter of fiscal year 2009. We presently estimate that the cash portion of our interest expense for fiscal year 2010 will be $32 million.

Gain (loss) on extinguishment of debt. During the quarter ended January 31, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million. During the quarter ended February 1, 2009, we repurchased $3 million in principal amount of senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million during the quarter ended February 1, 2009. See Note 4 to the Unaudited Condensed Consolidated Financial Statements.

Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other expense, net was $1 million for the quarter ended January 31, 2010 compared to other expense, net of $2 million for the quarter ended February 1, 2009.

Provision for income taxes. We recorded income tax expense of $4 million for the quarter ended January 31, 2010 compared to $5 million for the quarter ended February 1, 2009. The decrease is primarily attributable to change in distribution of jurisdictional income.

In February, 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. However, as a result of receiving this tax incentive, we will write down deferred tax assets of $6 million that we previously recorded in this jurisdiction. As a result, we expect our income tax expense to be higher in the second quarter of fiscal year 2010.

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

Liquidity and Capital Resources

Our primary sources of liquidity as at January 31, 2010, consisted of: (1) approximately $144 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until 2011, of which $335 million is available to be drawn (after taking into account $15 million of letters of credit outstanding under the facility). Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including acquisitions from time to time.

We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

On December 1, 2009, we used the remaining net proceeds from Parent’s IPO in August 2009 to fund a portion of the redemption of an aggregate of $364 million principal amount of our outstanding notes, consisting of the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes, pursuant to the terms of the indenture governing those notes. We paid an aggregate of $351 million in respect of the redemption of senior fixed rate notes and approximately $46 million in respect of the redemption of the senior floating rate notes, including accrued and unpaid interest to but not including the redemption date.

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

In summary, our cash flows were as follows (in millions):

	Quarter Ended
	February 1, 2009	January 31, 2010
Net cash (used in) provided by operating activities	$(4)	$45
Net cash used in by investing activities	(12)	(9)
Net cash used in financing activities	(2)	(364)

Net decrease in cash and cash equivalents	$(18)	$(328)

Cash Flows for the Quarters Ended January 31, 2010 and February 1, 2009

Operating Activities

Net cash provided by operating activities during the quarter ended January 31, 2010 was $45 million. The cash provided by operating activities was principally due to net income of $38 million and non-cash charges of $54 million offset by changes in operating assets and liabilities of $47 million. The non-cash charges of $54 million included $39 million for depreciation and amortization, $8 million of debt issuance costs written off in connection with our debt redemption and $5 million of share-based compensation. Net income was also reduced by $16 million for the premium paid on our debt redemption which is included in the $24 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.

Accounts receivable at the end of the first quarter of fiscal year 2010 increased by $17 million, or 9%, from the amount at the end of fiscal year 2009. The number of days sales outstanding increased slightly to 41 days at January 31, 2010 from 40 days at November 1, 2009. We use the current quarter revenue in our calculation of number of days sales outstanding.

Inventory increased to $166 million at January 31, 2010 from $162 million at the end of fiscal year 2009. Inventory days on hand slightly decreased from 62 days at November 1, 2009 to 61 days at January 31, 2010. We use the current quarter cost of products sold in our calculation of days of hands of inventory.

Current liabilities decreased from $854 million at the end of fiscal year 2009 to $473 million at the end of the first quarter of fiscal year 2010 mainly due to the redemption of $364 million of long-term debt that was classified as current at November 1, 2009 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in employee compensation and benefit accruals and accrued interest. Accounts payable increased by $6 million or 4% from fiscal year 2009 mainly due to timing of disbursements. The decrease in employee compensation and benefit accruals from November 1, 2009 is attributable to our payments under employee bonus plans. Accrued interest decreased $20 million or 80% from fiscal year 2009 mainly due to the debt redemption and semi-annual interest payments made during the first quarter of fiscal year 2010.

Net cash used in operating activities during the quarter ended February 1, 2009 was $4 million. The net cash used in operating activities was primarily due to decreases in operating assets and liabilities of $51 million, offset by net income of $6 million and non-cash charges of $41 million for depreciation and amortization.

Inventory decreased to $178 million at February 1, 2009 from $188 million at the end of fiscal year 2008. Inventory days on hand increased from 65 days at November 2, 2008 to 79 days at February 1, 2009. The inventory balance at the end of fiscal year 2008 was higher mainly due to seasonality.

Current liabilities decreased from $330 million at the end of fiscal year 2008 to $280 million at the end of the first quarter of fiscal year 2009 mainly due to the decreases in accounts payable, employee compensation and benefit accruals and other current liabilities. Accounts payable decreased by $5 million or 3% from fiscal year 2008, mainly due to timing of disbursements. The decrease in employee compensation and benefit accruals from November 2, 2008 is attributable to our payments under employee bonus plans and usage of accrued vacation. The decrease in other current liabilities resulted from semi-annual interest payments on our long-term debt.

Investing Activities

Net cash used in investing activities for the quarter ended January 31, 2010 was $9 million, due to purchases of property, plant and equipment of $9 million.

Net cash used in investing activities for the quarter ended February 1, 2009 was $12 million, related to purchases of property, plant and equipment of $12 million.

Financing Activities

Net cash used in financing activities for the quarter ended January 31, 2010 was $364 million. The net cash used in financing activities was from the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes. Net cash used in financing activities for the quarter ended February 1, 2009 was not significant.

Indebtedness

As of January 31, 2010, we had $230 million aggregate principal amount of our senior subordinated notes outstanding and $5 million of capital lease obligations. As at such date, we had an additional $335 million of borrowing capacity available under our revolving credit facility (after taking into account $15 million of outstanding letters of credit, which reduce the amount available under our revolving credit facility on a dollar for dollar basis).

Contractual Commitments

Purchase Commitments. At January 31, 2010, we had unconditional purchase obligations of $37 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At January 31, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at January 31, 2010 were $22 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $3 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 4 “Borrowings” in the Notes to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

There were no other substantial changes to our contractual commitments during the first quarter of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at January 31, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see “Note 1: Overview and Basis of Presentation” in the Notes to Unaudited Condensed Consolidated Condensed Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Annual Report on Form 10-K. There have been no material changes in market risk from the information reported in our 2009 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2010. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of January 31, 2010, our disclosure controls and procedures were effective.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against Parent and certain of its subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents. On October 16, 2009, TriQuint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On November 24, 2009, we filed a motion to dismiss TriQuint’s antitrust counterclaims. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the California Northern District Court seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt which is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products.

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

A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part I, Item 1A of our 2009 Annual Report on Form 10-K. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition

Risks Related to Our Business

The recent economic downturn and financial crisis has negatively affected our business and continuing poor economic conditions may negatively affect our future business, results of operations, and financial condition.

The ongoing global recession and recent financial crisis has led to slower economic activity, unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. Consumers and businesses have deferred purchases in response to tighter credit and negative financial news, which has in turn negatively affected product demand and other related matters. The global recession led to reduced customer spending in the semiconductor market and in our target markets during 2009, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. While there seem to be signs of recovery in many areas of the global economy, continuing poor global economic conditions will likely cause additional reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. As a result, our business, financial condition and result of operations have been negatively affected in prior periods, and, if the downturn continues or worsens, could be materially adversely affected in future periods.

We operate in the highly cyclical semiconductor industry, which is subject to significant downturns.

The semiconductor industry is highly cyclical and is characterized by constant and rapid technological change and price erosion, evolving technical standards, short product life cycles (for semiconductors and for the end-user products in which they are used) and wide fluctuations in product supply and demand. From time to time, these and other factors, together with changes in general economic conditions, cause significant upturns and downturns in the industry in general and in our business in particular. For example, the global semiconductor market experienced a very substantial decline in 2001 and experienced a significant decline in 2009 due to the current economic downturn. Periods of industry downturns, including the current economic downturn, have been characterized by diminished demand for end-user products, high inventory levels, underutilization of manufacturing capacity, changes in revenue mix and accelerated erosion of average selling prices. In the current economic downturn, we have not been able to grow our revenues or reduce our costs quickly enough to maintain our operating profitability. The current economic downturn has had, and any future economic downturns could have, an adverse effect on our business, financial condition and results of operations.

Our operating results are subject to substantial quarterly and annual fluctuations.

Our revenues and operating results have fluctuated in the past and are likely to fluctuate in the future. These fluctuations may occur on a quarterly and annual basis and are due to a number of factors, many of which are beyond our control. These factors include, among others:

•	changes in end-user demand for the products manufactured and sold by our customers;

•	the timing of receipt, reduction or cancellation of significant orders by customers;

•	fluctuations in the levels of component inventories held by our customers;

•	the gain or loss of significant customers;

•	market acceptance of our products and our customers’ products;

•	our ability to develop, introduce and market new products and technologies on a timely basis;

•	the timing and extent of product development costs;

•	new product announcements and introductions by us or our competitors;

•	incurrence of research and development and related new product expenditures;

•	seasonality or cyclical fluctuations in our markets;

•	currency fluctuations;

•	utilization of our internal manufacturing facilities;

•	fluctuations in manufacturing yields;

•	significant warranty claims, including those not covered by our suppliers;

•	availability and cost of raw materials from our suppliers;

•	changes in our product mix or customer mix;

•	intellectual property disputes;

•	loss of key personnel or the shortage of available skilled workers;

•	the effects of competitive pricing pressures, including decreases in average selling prices of our products; and

•	changes in our tax incentive arrangements or structure, which may adversely affect our net tax expense in any quarter in which such an event occurs.

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

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd., or TSMC and WIN Semiconductors Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to the recent worldwide decline in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

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

The semiconductor industry is characterized by companies holding large numbers of patents, copyrights, trademarks and trade secrets and by the vigorous pursuit, protection and enforcement of intellectual property rights. From time to time, third parties assert against us and our customers and distributors their patent, copyright, trademark, trade secret and other intellectual property rights to technologies that are important to our business. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. On September 17, 2009, we filed our answer and counterclaim, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents. On October 16, 2009, TriQuint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. On November 24, 2009, we filed a motion to dismiss TriQuint’s antitrust counterclaims, which motion has not yet been ruled on by the court. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of counterclaims or additional claims against TriQuint related to our intellectual property portfolio.

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

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights and third parties may pursue litigation against us. An adverse decision in any of these legal actions could limit our ability to assert our intellectual property rights, limit the value of our technology or otherwise negatively impact our business, financial condition and results of operations.

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

Our future success depends on our ability to retain, attract and motivate qualified personnel, including our management, sales and marketing, legal and finance, and especially our design and technical personnel. We do not know whether we will be able to retain all of these employees as we continue to pursue our business strategy. We have historically encountered difficulties in hiring and retaining qualified engineers because there is a limited pool of engineers with expertise in analog and optoelectronic semiconductor design. Competition for such personnel is intense in the semiconductor industry. As the source of our technological and product innovations, our design and technical personnel represent a significant asset. The loss of the services of key employees, especially our key design and technical personnel, or our inability to retain, attract and motivate qualified design and technical personnel, could have a material adverse effect on our business, financial condition and results of operations.

We are subject to warranty claims, product recalls and product liability.

We are currently, and from time to time may be, subject to warranty or product liability claims that have lead and may in the future lead to significant expenses as we compensate affected customers to defend such claims or pay damage awards. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are currently in discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. To date we have recorded $11 million in charges associated with this issue, and may incur additional charges as we continue to work with our customers to resolve the matter. Although we maintain product liability insurance, such insurance is subject to significant deductibles and there is no guarantee that such insurance will be available or adequate to protect against all such claims, or we may elect to self-insure with respect to certain matters. We may incur costs and expenses in the event of any recall of a customer’s product containing one of our devices. The process of identifying a recalled product in devices that have been widely distributed may be lengthy and require significant resources, and we may incur significant replacement costs, contract damage claims from our customers and reputational harm. Costs or payments made in connection with warranty and product liability claims and product recalls could materially affect our financial condition and results of operations.

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

Visibility into our markets is limited. As has been the case in the recent economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due us. For example, if the Asian market does not grow as anticipated or if the semiconductor market continues to decline, our results of operations will likely continue to suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, projected industry growth rates may not be as forecasted, which could result in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During the fiscal quarter ended January 31, 2010, one customer accounted for 10% or more of our net revenue from continuing operations, and our top 10 customers, which included four distributors, collectively accounted for 59% of our net revenue from continuing operations. During the fiscal year ended November 1, 2009, no customer accounted for 10% or more of our net revenue from continuing operations, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue from continuing operations. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers. We purchase a significant portion of our semiconductor materials from a few suppliers. For the fiscal quarter ended January 31, 2010, we purchased 51% of the materials for our manufacturing processes from eight suppliers. For the fiscal year ended November 1, 2009, we purchased 52% of the materials for our manufacturing processes from eight suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted. For example, during fiscal year 2008, we experienced an increase in our cost of products sold as a result of higher energy costs.

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

Our gross margin is dependent on a number of factors, including our product mix and level of capacity utilization.

Our gross margin is highly dependent on product mix, with proprietary products typically providing higher gross margin than other products. A shift in sales mix away from our higher margin products could adversely affect the Company’s future gross margin percentages. In addition, semiconductor manufacturing requires significant capital investment, leading to high fixed costs, including depreciation expense. Although we outsource a significant portion of our manufacturing activities, we do retain some semiconductor fabrication and assembly and test facilities. If we are unable to utilize our owned fabrication and assembly and test facilities at a high level, the fixed costs associated with these facilities will not be fully absorbed, resulting in higher average unit costs and lower gross margins. In the past, we have experienced periods where our gross margins declined due to, among other things, reduced factory utilization resulting from reduced customer demand, reduced selling prices and a change in product mix towards lower margin devices. Increased competition and the existence of product alternatives, more complex engineering requirements, lower demand and other factors may lead to further price erosion, lower revenues and lower margins for us in the future.

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

If the tax incentive or tax holiday arrangements we have negotiated in Singapore and other jurisdictions change or cease to be in effect or applicable, or if our assumptions and interpretations regarding tax laws and incentive or holiday arrangements prove to be incorrect, the amount of corporate income taxes we have to pay could significantly increase.

We have structured our operations to maximize the benefit from various tax incentives and tax holidays extended to us in various jurisdictions to encourage investment or employment. For example, we have obtained several tax incentives from the Singapore Economic Development Board, an agency of the Government of Singapore, which provide that certain classes of income we earn in Singapore are subject to tax holidays or reduced rates of Singapore income tax. Each such tax incentive is separate and distinct from the others, and may be granted, withheld, extended, modified, truncated, complied with or terminated independently without any effect on the other incentives. In order to retain these tax benefits in Singapore, we must meet certain operating conditions specific to each incentive relating to, among other things, maintenance of a treasury function, a corporate headquarters function, specified intellectual property activities and specified manufacturing activities in Singapore. Some of these operating conditions are subject to phase-in periods through 2015. The Singapore tax incentives are presently scheduled to expire at various dates generally between 2012 and 2015, subject in certain cases to potential extensions. Absent such tax incentives, the corporate income tax rate in Singapore would be 17% commencing from the 2010 year of assessment. For the fiscal years ended October 31, 2007, November 2, 2008 and November 1, 2009, the effect of all these tax incentives, in the aggregate, was to reduce the overall provision for income taxes from what it otherwise would have been in such year by approximately $19 million, $24 million and $17 million, respectively. The tax incentives that we have negotiated in other jurisdictions are also subject to our compliance with various operating and other conditions. If we cannot or elect not to comply with the operating conditions included in any particular tax incentive, we will lose the related tax benefits and could be required to refund material tax benefits previously realized by us with respect to that incentive and, depending on the incentive at issue, could likely be required to modify our operational structure and tax strategy. Any such modified structure or strategy may not be as beneficial to us from an income tax expense or operational perspective as the benefits provided under the present tax concession arrangements.

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

We have disposed of significant portions of the business originally acquired from Agilent through the sales of our Storage Business, our Printer ASICs Business and our Image Sensor operations in 2006, and the sale of our Infra-red operations in 2008. We may seek additional opportunities to maximize efficiency and value through various transactions, including purchases or sales of assets, businesses, investments or contractual arrangements. These transactions may be intended to result in the reduction of our indebtedness, the realization of cost savings, the generation of cash or income or the reduction of risk. These transactions may also affect our consolidated results of operations.

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

Any future acquisitions may require additional debt or equity financing, which, in the case of debt financing, would increase our leverage and potentially affect our credit ratings, and in the case of equity financing, would be dilutive to our existing shareholders. Any downgrades in our credit ratings associated with an acquisition could adversely affect our ability to borrow by resulting in more restrictive borrowing terms. As a result of the foregoing, we also may not be able to complete acquisitions or strategic customer transactions in the future to the same extent as in the past, or at all. These and other factors could harm our ability to achieve anticipated levels of profitability at acquired operations or realize other anticipated benefits of an acquisition, and could adversely affect our business, financial condition and results of operations.

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

We recently have pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations. These initiatives included significant workforce reductions in certain areas as we realigned our business. Additional initiatives included establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. We may not realize the expected benefits of these initiatives. As a result of these initiatives, we have incurred restructuring or other infrequent charges and we may in the future experience disruptions in our operations, loss of key personnel and difficulties in delivering products timely. In the fiscal quarter ended January 31, 2010 and in the fiscal year ended November 1, 2009, we incurred restructuring charges of $1 million and $34 million, respectively, consisting primarily of employee severance and related costs resulting from a reduction in our workforce.

We are subject to risks associated with our distributors’ product inventories and product sell-through.

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 40% and 33% of our net revenue from continuing operations for the fiscal quarter ended January 31, 2010 and the fiscal year ended November 1, 2009, respectively.

If these distributors are unable to sell an adequate amount of their inventory of our products in a given quarter to dealers and end users or if they decide to decrease their inventories for any reason, such as due to the current global recession or due to any downturn in technology spending, our sales to these distributors and our revenues may decline. In addition, if distributors decide to purchase more inventory in any particular quarter, due to product availability or other reasons, than is required to satisfy end customer demand, inventory at our distributors may grow in such quarter, which could adversely affect our product revenues in a subsequent quarter as such distributors will likely reduce future orders until their inventory levels realign with end customer demand. For example, during the fiscal year ended November 1, 2009, and in particular during the first fiscal quarter of that year, the semiconductor industry experienced a significant decline in demand. Consequently, our distributors experienced declines in their resales of our products and were carrying a higher level of inventories of our products than historical levels at the end of the first quarter of fiscal year 2009. As a result, our distributors decided to reduce their inventory of our products during the second fiscal quarter of 2009 and we also reduced our own inventory by $27 million or 15% in that quarter.

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

The products we develop and sell are used for high volume applications. As a result, the prices of those products have historically decreased rapidly. We expect that our gross profits on our products are likely to decrease over the current fiscal year below levels we have historically experienced due to pricing pressures from our customers, and an increase in sales of wireless and other products into consumer application markets, which are highly competitive and cost sensitive. In the past, we have reduced the average selling prices of our products in anticipation of future competitive pricing pressures, new product introductions by us or our competitors and other factors. Our gross profits and financial results will suffer if we are unable to offset any reductions in our average selling prices by increasing our sales volumes, reducing manufacturing costs, or developing new and higher value-added products on a timely basis.

We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports and significant expenses to remediate any internal control deficiencies.

We are required to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. As required, we complied with Section 404(a) (management’s report on internal control over financial reporting) under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, for the fiscal year ended November 1, 2009, and we will be required to comply with Section 404(b) (auditor’s attestation on management’s report) for the fiscal year ending October 31, 2010. The testing by our independent registered public accounting firm that must be performed for the fiscal year ending on October 31, 2010, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements.

Remediation of a material weakness could require us to incur significant expense and if we fail to remedy any material weakness, our financial statements may be inaccurate, our ability to report our financial results on a timely and accurate basis may be adversely affected, our access to the capital markets may be restricted and we may be subject to sanctions or investigation by regulatory authorities, including the SEC or, in the case of Parent, the Nasdaq Global Select Market. We may also be required to restate our financial statements from prior periods.

Our indebtedness could adversely affect our financial health and our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate indebtedness and prevent us from fulfilling our obligations under our indebtedness.

The following table presents our long-term indebtedness and capital lease obligations as of January 31, 2010 and November 1, 2009:

	As of
	November 1, 2009	January 31, 2010
	(in millions)
10 1/8% senior notes due 2013	$318	$—
Senior floating rate notes due 2013	46	—
11 7/8% senior subordinated notes due 2015	230	230
Long-term obligation for capital leases	3	2

	597	232
Less: Current portion of long-term debt	364	—

Total long-term indebtness	$233	$232

In addition, we had $15 million and $17 million, respectively, of letters of credit outstanding under our revolving credit facility.

In the fourth quarter of fiscal year 2009, we repurchased an aggregate of $106 million principal amount of our outstanding notes, consisting of $85 million principal amount of our 10 1/8% senior notes due 2013, or senior fixed rate notes, $17 million principal amount of our 11 7/8% senior subordinated notes due 2015, or senior subordinated notes, and $4 million principal amount of our senior floating rate notes due 2013, or senior floating rate notes, pursuant to a cash tender offer.

In addition, on December 1, 2009, we redeemed an aggregate of $364 million principal amount of our outstanding notes, consisting of the remaining $318 million principal amount of our senior fixed rate notes and the remaining $46 million principal amount of our senior floating rate notes, pursuant to the terms of our indenture governing such notes.

Subject to restrictions in the indenture governing our senior subordinated notes and our senior credit agreement, we may incur additional indebtedness. We are currently able to borrow up to an additional $335 million under our revolving credit facility. Furthermore, borrowings under our senior credit agreement are secured by substantially all of our assets.

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

The foregoing restrictions could limit our ability to plan for, or react to, changes in market conditions or our capital needs. We do not know whether we will be granted waivers under, or amendments to, our senior credit agreement or the indenture if for any reason we are unable to meet these requirements, or whether we will be able to refinance our indebtedness on terms acceptable to us, or at all.

The breach of any of these covenants or restrictions could result in a default under the indenture governing our senior subordinated notes or our senior credit agreement. In addition, our senior credit agreement and our indenture contain cross-default provisions which could thereby result in an acceleration of amounts outstanding under all those debt instruments if certain events of default occur under any one of them. If we are unable to repay these amounts, lenders having secured obligations, including the lenders under our senior credit agreement, could proceed against the collateral securing that debt. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

Our Parent is a public company and the requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, our Parent is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, the Sarbanes-Oxley Act, listing requirements of the Nasdaq Global Select Market and other applicable securities rules and regulations. Compliance with these rules and regulations increases our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increases demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. We may need to hire more employees in the future, which will increase our costs and expenses. Furthermore, as we grow our business or acquire new businesses, our internal controls will become more complex and we may require significantly more resources to ensure our internal controls overall remain effective. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Being a public company makes it more expensive for our Parent and us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on committees of our board of directors, and qualified executive officers.

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

Our obligations under the senior subordinated notes and the related guarantees are unsecured, but our obligations under our revolving credit facility are secured by an interest in substantially all of our and our subsidiaries’ assets. If we are declared bankrupt or insolvent, or if we default under our revolving credit facility, the lenders could declare all of the funds borrowed thereunder, together with accrued interest, immediately due and payable. If we are unable to repay such indebtedness, the lenders could foreclose on the pledged assets to the exclusion of holders of the senior subordinated notes and the guarantees, even if an event of default exists under the indenture at such time. Furthermore, if the lenders foreclose on the equity interests in a subsidiary, that subsidiary will be released from its obligation under the senior subordinated notes automatically upon such sale, provided that such sale is made in compliance with the provisions of the indenture.

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

The senior subordinated notes are general unsecured obligations that are junior in right of payment to all of our existing and future senior indebtedness. As of January 31, 2010, we had no senior indebtedness (excluding the senior subordinated notes and $15 million of outstanding letters of credit under our revolving credit facility), however, we had the ability to borrow up to an additional $335 million under our revolving credit facility, which borrowings would be secured by substantially all of our assets and would rank senior to the senior subordinated notes.

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

Upon the occurrence of certain specific kinds of change of control events, we are required to offer to repurchase all outstanding senior subordinated notes at 101% of the principal amount plus accrued and unpaid interest and additional interest, if any, to the date of repurchase. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of senior subordinated notes, or that restrictions under our revolving credit facility or other agreements will not allow such repurchases. If any change of control occurs, we do not know whether we will have sufficient funds to satisfy all of our debt obligations.

The interests of our controlling shareholder may differ from the interests of the holders of the notes.

As of February 10, 2010, our controlling shareholder, Bali Investments S.ár.l., beneficially owns approximately 55.1% of the outstanding voting shares of Avago Technologies Limited, the ultimate parent company of the obligors under the senior subordinated notes. As a result of this ownership and the terms of a shareholder agreement (as discussed in more detail in Item 10 below), this shareholder is entitled to elect at least a majority of the directors of Parent, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, including adopting most amendments to our articles of association and approving mergers or sales of all or substantially all of our assets. Through their control of Parent, Bali Investments controls us, the subsidiary co-issuers and all of our subsidiary guarantors.

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

We have no operations of our own and derive substantially all of our revenue and cash flows from our subsidiaries. Our principal assets are the equity interests we hold in our operating subsidiaries. As a result, we are dependent upon dividends and other payments from our subsidiaries to generate the funds necessary to meet our outstanding debt service and other obligations. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness, including the senior subordinated notes. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ earnings. Our subsidiaries are, or in the future may be, subject to agreements that may restrict payments from the applicable subsidiary to us. While the indenture and our revolving credit facility provide for limitations on these restrictions, we cannot assure you that agreements governing the current and future indebtedness of our subsidiaries will permit the applicable subsidiary to provide us with sufficient cash to fund payments on the senior subordinated notes when due.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Repurchases

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

At an extraordinary general meeting of shareholders of Avago Technologies Finance Pte. Ltd., or Avago Finance, deemed held on January 13, 2010, Avago Technologies Holding Pte. Ltd., the sole shareholder of Avago Finance, or the Member, voted to dispense with the holding of annual general meetings of Avago Finance with effect from 2010, until such time as the company is required by law to hold such meetings and to conduct all business ordinarily conducted at annual general meetings by written resolution. By way of written resolution, effective as of January 13, 2010, the Member voted to (i) adopt Avago Finance’s Singapore audited financial statements for the fiscal year ended November 1, 2009 and the reports of the directors and auditors thereon, (ii) re-appoint PricewaterhouseCoopers LLP, Singapore Certified Public Accountants, as Avago Finance’s auditors for fiscal year 2010 and (iii) authorize the directors of Avago Finance to allot and issue ordinary shares of the company, subject to the applicable provisions of Singapore law.

Item 5.	Other Information

On March 3, 2010, Parent, Bali Investments S.àr.l and Mr. Douglas R. Bettinger, our Senior Vice President and Chief Financial Officer, in his capacity as Trustee of the Bettinger Family Revocable Trust, entered into a Limited Release under Management Shareholders Agreement. Under this agreement, 7,390 ordinary shares of Parent held by the Bettinger Family Revocable Trust, date June 6, 2007, were released from all provisions of the Management Shareholders Agreement, dated as of August 4, 2008, or the MSA, among Parent, Bali Investments S.àr.l and Mr. Bettinger. The MSA, among other matters, restricts the transfer, sale, assignment, or disposition of ordinary shares of Parent held by Mr. Bettinger or his permitted transferees.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference Herein		Filed Herewith
		Form	Filing Date

3.1	Memorandum and Articles of Association	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664)	September 29, 2006

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428)	August 14, 2009

10.1	Termination and Agreement, dated January 21, 2010, among Avago Technologies Limited, Bali Investments S.àr.l and Dick M. Chang	Avago Technologies Limited Registration Statement on Form S-1 (Commission File No. 333-164368)	January 25, 2010

10.2	Limited Release under Management Shareholders Agreement, dated March 3, 2010, among Avago Technologies Limited, Douglas R. Bettinger as Trustee for the Bettinger Family Revocable Trust, dated June 6, 2007, and Bali Investments S.àr.l	Avago Technologies Limited Quarterly Report on Form 10-Q for the Quarter Ended January 31, 2010 (Commission File No. 001-34428)	March 4, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

By:	/S/ DOUGLAS R. BETTINGER
Douglas R. Bettinger Senior Vice President and Chief Financial Officer

Date: March 4, 2010