Form 10-Q
period 2010-08-01
Avago Technologies Finance Pte. Ltd.
filed 2010-09-02
CIK 1376403

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(MARK ONE)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2010

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

As of August 27, 2010 there were 226,460,262 shares of our ordinary shares, no par value per share, outstanding.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 1, 2010

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements—Unaudited

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED BALANCE SHEETS—UNAUDITED

(in millions, except share amounts)

	November 1, 2009 (1)	August 1, 2010
ASSETS
Current assets:
Cash and cash equivalents	$472	$367
Trade accounts receivable, net	186	279
Inventory	162	185
Other current assets	44	42

Total current assets	864	873
Property, plant and equipment, net	264	266
Goodwill	171	173
Intangible assets, net	647	592
Other long-term assets	24	16

Total assets	$1,970	$1,920

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Accounts payable	$154	$172
Employee compensation and benefits	55	69
Accrued interest	25	5
Capital lease obligations - current	2	2
Due to Parent	221	243
Other current liabilities	33	37
Current portion of long-term debt	364	—

Total current liabilities	854	528

Long-term liabilities:
Long-term debt	230	230
Capital lease obligations - non-current	3	4
Other long-term liabilities	64	68

Total liabilities	1,151	830

Commitments and contingencies (Note 12)

Shareholder’s equity:
Ordinary shares, no par value; 226,460,262 shares issued and outstanding on November 1, 2009 and August 1, 2010, respectively	1,172	1,192
Accumulated deficit	(356)	(105)
Accumulated other comprehensive income	3	3

Total shareholder’s equity	819	1,090

Total liabilities and shareholder’s equity	$1,970	$1,920

(1)	Amounts as of November 1, 2009 have been derived from audited financial statements as of that date.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS—UNAUDITED

(in millions)

	Quarter Ended		Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
Net revenue	$363	$550	$1,056	$1,521
Cost of products sold:
Cost of products sold	205	271	619	786
Amortization of intangible assets	15	15	44	44
Restructuring charges	2	1	11	1

Total cost of products sold	222	287	674	831

Gross margin	141	263	382	690
Research and development	59	71	180	205
Selling, general and administrative	40	51	122	145
Amortization of intangible assets	5	5	16	16
Restructuring charges	13	1	21	3

Total operating expenses	117	128	339	369

Income from operations	24	135	43	321
Interest expense	(20)	(8)	(58)	(27)
Gain (loss) on extinguishment of debt	—	—	1	(24)
Other income (expense), net	4	—	—	(2)

Income (loss) before income taxes	8	127	(14)	268
Provision for income taxes	6	4	9	17

Net income (loss)	$2	$123	$(23)	$251

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS—UNAUDITED

(in millions)

	Nine Months Ended
	August 2, 2009	August 1, 2010
Cash flows from operating activities:
Net income (loss)	$(23)	$251

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	120	119
Amortization of debt issuance costs	3	1
(Gain) loss on extinguishment of debt	(1)	8
Loss on disposal of property, plant and equipment	1	1
Non-cash portion of restructuring charges	1	—
Impairment of investment	2	—
Share-based compensation	7	18
Excess tax benefits from share-based compensation	—	(1)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable	8	(90)
Inventory	36	(22)
Accounts payable	(25)	4
Employee compensation and benefits	(27)	14
Other current assets and current liabilities	(31)	—
Other long-term assets and long-term liabilities	16	12

Net cash provided by operating activities	87	315

Cash flows from investing activities:
Purchase of property, plant and equipment	(37)	(49)
Acquisitions and investments, net of cash acquired	(7)	(9)
Proceeds from disposal of property, plant and equipment	—	2
Proceeds from sale of discontinued operations	2	—

Net cash used in investing activities	(42)	(56)

Cash flows from financing activities:
Debt repayments	(2)	(364)
Payment of capital lease obligations	(1)	(1)
Excess tax benefits from share-based compensation	—	1
Cash settlement of equity awards	(1)	—

Net cash used in financing activities	(4)	(364)

Net increase (decrease) in cash and cash equivalents	41	(105)
Cash and cash equivalents at the beginning of period	213	472

Cash and cash equivalents at end of period	$254	$367

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

Avago Technologies Finance Pte. Ltd., or the Company or Avago, is a wholly-owned subsidiary of Avago Technologies Holding Pte. Ltd., or Holding, which is wholly owned by Avago Technologies Limited, or Parent.

Basis of Presentation

Fiscal Periods. We operate on a 52/53-week fiscal year ending on the Sunday closest to October 31. Our first quarter of fiscal year 2010 ended on January 31, 2010, the second quarter ended on May 2, 2010, the third quarter ended on August 1, 2010 and the fourth quarter will end on October 31, 2010.

Information. The unaudited condensed consolidated financial statements include the accounts of Avago Technologies Finance Pte. Ltd., and all of our wholly-owned subsidiaries, and are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. Intercompany transactions and balances have been eliminated in consolidation.

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

The operating results for the quarter and nine months ended August 1, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010, or fiscal year 2010, or for any other future period. The balance sheet as of November 1, 2009 is derived from the audited financial statements as of that date.

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

We sell our products through our direct sales force and distributors. One customer accounted for 11% of our net accounts receivable balance at November 1, 2009. One customer accounted for 12% of our net accounts receivable balance at August 1, 2010. For the quarter and nine months ended August 1, 2010, no single customer and one customer represented 10% or more of net revenue, respectively. During both the quarter and nine months ended August 2, 2009, no single customer represented 10% or more of net revenue.

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

The following table summarizes the changes in our warranty accrual (in millions):

Balance as of November 2, 2008 - included in other current liabilities	$1
Charged to cost of products sold	3
Utilized	(2)

Balance as of August 2, 2009—included in other current liabilities	$2

Balance as of November 1, 2009—included in other current liabilities	$7
Charged to cost of products sold	11
Warranty accrual assumed during the period in connection with an acquisition	1
Utilized	(1)

Balance as of August 1, 2010—included in other current liabilities	$18

During the first nine months of fiscal year 2010, we recorded warranty charges of $11 million based on one specific quality issue. See Note 12. “Commitments and Contingencies” for further details.

Recently Adopted Accounting Guidance

In the second quarter of fiscal year 2010, we adopted the guidance issued by the Financial Accounting Standards Board, or FASB, on fair value measurements and disclosures. The guidance requires new disclosures about transfers in and out of Levels 1 and 2 fair value measurements, fair value measurements disclosures for each class of assets and liabilities, and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. Other than requiring additional disclosures in our financial statements, the adoption of this guidance did not have a significant impact on our results of operations and financial position.

In the second quarter of fiscal year 2010, we adopted the guidance issued by the FASB that amends the disclosure requirements relating to subsequent events. The amendment includes definition of an SEC filer, requires an SEC filer to evaluate subsequent events through the date the financial statements are issued, and removes the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated. This guidance was effective upon issuance. The adoption of this guidance did not have a material impact on our results of operations, financial position and financial statement disclosures.

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB on business combinations, which significantly changes current practices regarding business combinations. Among the more significant changes, the guidance expands the definition of a business and a business combination; requires the acquirer to recognize the assets acquired, liabilities assumed and noncontrolling interests (including goodwill), measured at fair value at the acquisition date; requires acquisition-related expenses and restructuring costs to be recognized separately from the business combination; requires assets acquired and liabilities assumed to be recognized at their acquisition-date fair values with subsequent changes recognized in earnings; and requires in-process research and development to be capitalized at fair value as an indefinite-lived intangible asset. The adoption of this guidance changes our accounting treatment for business combinations on a prospective basis and the nature and magnitude of the specific impact depends upon the nature, terms and size of the acquisitions consummated after the date of our adoption of this guidance. See Note 3. “Acquisition” for further details.

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

In the first quarter of fiscal year 2010, we adopted the guidance issued by the FASB for determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under authoritative accounting guidance for goodwill and other intangible assets. Transactions involving intangible assets may be affected by this guidance. See Note 4. “Goodwill and Intangible Assets.”

In the first quarter of fiscal year 2010, we adopted new guidance issued by the FASB that specifies the way in which fair value measurements should be made for non-financial assets and non-financial liabilities that are not measured and recorded at fair value on a recurring basis, and specifies additional disclosures related to these fair value measurements. The adoption of this new guidance did not have a significant impact on our results of operations and financial position.

Recent Accounting Guidance Not Yet Adopted

In March 2010, the FASB issued new guidance on the milestone method of revenue recognition. The new guidance recognizes the milestone method as an acceptable revenue recognition method for substantive milestones in research or development transactions. A milestone is substantive when the consideration earned from achievement of the milestone is commensurate with either (a) the vendor’s performance to achieve the milestone or (b) the enhancement of the value of the delivered item(s) as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone and the consideration earned from the achievement of a milestone relates solely to past performance and is reasonable relative to all of the deliverables and payment terms (including other potential milestone consideration) within the arrangement. This new guidance will be effective for our fiscal year ending October 30, 2011, or fiscal year 2011, and its interim periods, with early adoption permitted. The guidance may be applied retrospectively to all arrangements or prospectively to milestones achieved after the effective date. We are currently assessing the impact that this guidance will have on our results of operations and financial position.

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

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 fair value measurements (see Note 6. “Fair Value Measurements” for further discussion of fair value measurements). This guidance will be effective for our fiscal year ending October 28, 2012, and its interim periods. Other than requiring additional disclosures in our financial statements, we believe the adoption of this guidance will not have a significant impact on our results of operations and financial position.

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

2. Inventory

Inventory consists of the following (in millions):

	November 1, 2009	August 1, 2010
Finished goods	$70	$65
Work-in-process	70	90
Raw materials	22	30

Total inventory	$162	$185

During the nine months ended August 2, 2009, we recorded write-downs to inventories of $21 million, associated with reduced demand assumptions compared to $10 million during the nine months ended August 1, 2010.

3. Acquisition

During the third quarter of fiscal year 2010, we acquired certain assets and assumed certain liabilities of a China-based company engaged in the manufacture of motion control encoder products for $8 million in cash. We adopted the new FASB guidance on business combinations during the first quarter of fiscal year 2010, and the acquisition was accounted for in accordance with this guidance. The purchase price was allocated to the acquired net assets based on preliminary estimates of fair values as follows: total assets of $11 million, including intangible assets of $5 million, goodwill of $2 million, and total liabilities of $3 million. The intangible assets are being amortized over their useful lives ranging from 9 to 25 years. The unaudited condensed consolidated financial statements include the results of operations of the acquired business commencing as of the acquisition date. Pro forma results of operations for the acquisition have not been presented because the effects of the acquisition were not material to our prior financial results.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in goodwill (in millions):

Balance as of November 1, 2009
Goodwill	$171
Accumulated impairment losses	—

171
Goodwill acquired during the period (Note 3. “Acquisition”)	2
Impairment losses	—

Balance as of August 1, 2010
Goodwill	173
Accumulated impairment losses	—

$173

In connection with an acquisition completed during the third quarter of fiscal year 2010, we recorded $2 million of the purchase consideration to goodwill. See Note 3. “Acquisition.”

Intangible Assets

Amortizable purchased intangibles consist of the following (in millions):

	Gross Carrying Amount	Accumulated Amortization	Net Book Value
As of November 1, 2009:
Purchased technology	$727	$(231)	$496
Customer and distributor relationships	249	(99)	150
Other	3	(2)	1

Total	$979	$(332)	$647

As of August 1, 2010:
Purchased technology	$727	$(275)	$452
Customer and distributor relationships	253	(115)	138
Other	4	(2)	2

Total	$984	$(392)	$592

The following table presents the amortization of purchased intangible assets (in millions):

	Quarter Ended		Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
Cost of products sold	$15	$15	$44	$44
Operating expenses	5	5	16	16

Total	$20	$20	$60	$60

During the nine months ended August 2, 2009, we recorded $4 million in intangible assets with a weighted-average amortization period of 19 years in conjunction with an acquisition completed during the second quarter of fiscal year 2009. During the nine months ended August 1, 2010, we recorded $5 million in intangible assets with a weighted-average amortization period of 11 years in conjunction with an acquisition completed during the third quarter of fiscal year 2010. See Note 3. “Acquisition.”

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on the amount of intangible assets subject to amortization at August 1, 2010, the expected amortization expense for each of the next five fiscal years and thereafter is as follows (in millions):

Fiscal Year	Amount
2010 (remainder)	$19
2011	77
2012	77
2013	77
2014	77
2015	76
Thereafter	189

$592

The weighted-average amortization periods remaining by intangible asset category at August 1, 2010 were as follows (in years):

Amortizable intangible assets:
Purchased technology	9
Customer and distributor relationships	8
Other	23

5. Borrowings

Our borrowings as of November 1, 2009 and August 1, 2010 consist of the following (in millions):

	November 1, 2009	August 1, 2010
Notes:
10 1/8% senior notes due 2013	$318	$—
Senior floating rate notes due 2013	46	—
11 7/8% senior subordinated notes due 2015	230	230

	594	230
Less: Current portion of long-term debt	364	—

Long-term debt	$230	$230

Debt Repayments

During the nine months ended August 1, 2010, we redeemed $318 million in principal amount of 10 1/8% senior notes due December 1, 2013, or senior fixed rate notes, and $46 million in principal amount of the senior floating rate notes due June 1, 2013, or senior floating rate notes. We redeemed the senior fixed rate notes and senior floating rate notes at 5.063% premium of the principal amount and no premium, respectively, plus accrued interest, resulting in a loss on extinguishment of debt of $24 million, which consisted of $16 million premium and an $8 million write-off of debt issuance costs and other related expenses.

During the nine months ended August 2, 2009, we repurchased $3 million in principal amount of 11 7/8% senior subordinated notes, or senior subordinated notes, from the open market, resulting in a gain on extinguishment of debt of $1 million.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Senior Credit Facility

As of August 1, 2010, we had a revolving senior secured credit facility in the amount of $350 million which includes borrowing capacity available for letters of credit and for borrowings and is available to us and certain of our subsidiaries in U.S. dollars and other currencies. As of August 1, 2010, we had no borrowing amounts outstanding under the revolving credit facility, although we had $11 million of letters of credit outstanding under the facility, which reduces the amount available under the revolving credit facility on a dollar-for-dollar basis.

6. Fair Value Measurements

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

The three levels of the fair value hierarchy under the guidance for fair value measurements are described below:

Level 1—Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date. Our Level 1 assets include money market funds and investment funds—deferred compensation plan assets. We measure money market funds and investment funds at quoted market price as they are traded in an active market with sufficient volume and frequency of transactions.

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

Time deposits are highly liquid with maturities of ninety days or less. Due to their short-term maturities, we have determined that the fair value of time deposits should be at face value.

Level 3—Level 3 inputs are unobservable inputs for the asset or liability in which there is little, if any market activity for the asset or liability at the measurement date. Level 3 assets and liabilities include cost method investments, goodwill, amortizable intangible assets, and property, plant and equipment, which are measured at fair value using a discounted cash flow approach when they are impaired. We did not have any Level 3 asset or liability activities during the quarter ended August 1, 2010.

Assets Measured at Fair Value on a Recurring Basis

The table below sets forth by level our financial assets that were accounted for at fair value as of August 1, 2010. The table does not include cash on hand and also does not include assets that are measured at historical cost or any basis other than fair value (in millions).

		Fair Value Measurement as of August 1, 2010 Using
	Portion of Carrying Value Measured at Fair Value as of August 1, 2010	Quoted Prices In Active Market For Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Money Market Funds (1)	$95	$95	$—
Time deposits (1)	193	—	193
Investment Funds - Deferred Compensation Plan Assets (2)	3	3	—

Total assets measured at fair value	$291	$98	$193

(1)	Included in cash and cash equivalents in our unaudited condensed consolidated balance sheet
(2)	Included in other current assets in our unaudited condensed consolidated balance sheet

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three and nine months ended August 1, 2010, there were no material transfers between Level 1 and Level 2 fair value instruments.

Assets Measured at Fair Value on a Nonrecurring Basis

There were no nonfinancial assets or liabilities measured at fair value as of August 1, 2010.

Fair Value of Other Financial Instruments

The following table presents the carrying amounts and fair values of financial instruments as of November 1, 2009 and August 1, 2010 (in millions):

	November 1, 2009		August 1, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Variable rate debt	$46	$45	$—	$—
Fixed rate debt	548	586	230	251

The fair values of cash and cash equivalents, trade accounts receivable, accounts payable and accrued liabilities, to the extent the underlying liability will be settled in cash, approximate carrying values because of the short-term nature of these instruments. The fair value of our long-term debt is based on quoted market rates.

7. Shareholder’s Equity

On January 27, 2010, Parent’s registration statement filed with the SEC in connection with the public offering and sale by certain shareholders of Parent of an aggregate of 25,000,000 of Parent’s ordinary shares, or the Offering, was declared effective. The Offering closed on February 2, 2010, and 25,000,000 shares were sold to the public at a price per share of $17.41 including a $0.41 per share discount to the underwriters. Parent did not receive any proceeds from the sale of shares sold in the Offering other than proceeds from options exercised by certain shareholders in connection with the sale of shares by them in the Offering. On February 23, 2010, the underwriters exercised their option in full to purchase from certain selling shareholders up to an additional 3,750,000 ordinary shares to cover over-allotments, which transaction closed on February 26, 2010.

Share-Based Compensation

The following table summarizes share-based compensation expense related to share-based awards granted to employees, directors, and non-employees for the quarters and nine months ended August 2, 2009 and August 1, 2010 (in millions):

	Quarter Ended		Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
Cost of products sold	$—	$1	$—	$2
Research and development	1	2	3	5
Selling, general and administrative	2	4	4	11

Total share-based compensation expense	$3	$7	$7	$18

The weighted-average assumptions utilized for our Black-Scholes valuation model for options granted during the quarters and nine months ended August 2, 2009 and August 1, 2010 are as follows:

	Quarter Ended		Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
Risk-free interest rate	3.2%	1.9%	2.3%	2.3%
Dividend yield	0%	0%	0%	0%
Volatility	53.0%	45.0%	57.0%	45.0%
Expected term (in years)	6.5	5.0	6.5	5.0

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The dividend yield of zero is based on the fact that we had no intention to pay cash dividends as of the respective option grant dates. Expected volatility is based on the combination of historical volatility of guideline publicly traded companies over the period commensurate with the expected life of the options and the implied volatility of guideline publicly traded companies from traded options with a term of 180 days or greater measured over the last three months. The risk-free interest rate is derived from the average U.S. Treasury Strips rate during the period, which approximates the rate in effect at the time of grant. For the options granted during the nine months ended August 2, 2009, we used the simplified method specified by the SEC’s Staff Accounting Bulletin No. 110, or SAB No. 110 to determine the expected term of stock options for options grants that met the criteria of “plain vanilla” options under SAB No. 110. For those options granted during the nine months ended August 2, 2009 that did not meet the criteria of “plain vanilla” and for all options granted during the nine months ended August 1, 2010, our computation of expected term was based on other data, such as the data of peer companies and company-specific attributes that we believe could affect employees’ exercise behavior.

Based on the above assumptions, the weighted-average fair values of the options granted under the share option plans for the quarters ended August 2, 2009 and August 1, 2010 were $4.00 and $8.61, respectively, and $3.62 and $8.09 for the nine months ended August 2, 2009 and August 1, 2010, respectively.

Based on our historical experience of pre-vesting option cancellations, for the nine months ended August 2, 2009 and August 1, 2010 we have assumed an annualized forfeiture rate of 15% and 10%, respectively, for our options. We will record additional expense if actual forfeitures are lower than we estimated, and will record a recovery of prior expense if actual forfeitures are higher than we estimated.

Total compensation cost related to unvested options as of August 1, 2010 was $61 million, which is expected to be recognized over the remaining weighted-average service period of 3 years.

A summary of award activity follows (in millions, except years and per share amounts):

	Awards Outstanding
	Awards Available for Grant	Number Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Balance as of November 1, 2009	20	24	$8.69
Granted	(3)	3	$19.30
Exercised	—	(4)	$6.12
Cancelled	1	(1)	$9.45

Balance as of August 1, 2010	18	22	$10.43	7.30	$247

Vested as of August 1, 2010		8	$6.95	5.97	$114
Vested and expected to vest as of August 1, 2010		20	$10.11	7.18	$228

The following table summarizes the ranges of outstanding and exercisable awards as of August 1, 2010 (in millions, except years and per share amounts):

	Awards Outstanding			Awards Exercisable
Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price Per Share	Number Exercisable	Weighted- Average Exercise Price Per Share
$0.00-5.00	7	5.28	$4.94	5	$4.91
5.01-10.00	3	8.18	$8.98	1	$8.32
10.01-15.00	9	7.64	$11.65	2	$10.31
15.01-20.00	2	9.33	$17.50	—	$—
20.01-25.00	1	9.78	$20.76	—	$—

Total	22	7.30	$10.43	8	$6.95

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Restructuring Charges

During the quarter and the nine months ended August 2, 2009, we incurred $14 million and $24 million in one-time employee termination costs, respectively, in connection with the restructuring plan to realign our cost structure with the then macroeconomic business conditions.

In addition, for the quarter ended August 2, 2009, in connection with the plan to outsource certain manufacturing facilities in Germany, we recorded $1 million of excess lease costs and for the nine months ended August 2, 2009, we incurred $5 million of one-time employee termination costs, $1 million related to asset abandonment and other exit costs and approximately $1 million of excess lease costs.

During the nine months ended August 2, 2009, we also recorded $1 million of one-time employee termination costs in connection with the departure of our Chief Operating Officer in January 2009.

As part of our efforts to realign our cost structure, we incurred approximately $2 million of one-time employee termination costs during the quarter ended August 1, 2010 and $3 million of one-time employee termination costs and $1 million of excess lease costs during the nine months ended August 1, 2010.

The significant activities within and components of restructuring charges during the nine months ended August 1, 2010 are as follows (in millions):

	Employee Termination Costs	Excess Lease	Total
Accrued restructuring as of November 1, 2009 - included in other current liabilities	$2	$1	$3
Charges to cost of products sold	1	—	1
Charges to operating expenses	2	1	3
Cash payments	(3)	(2)	(5)

Accrued restructuring as of August 1, 2010 - included in other current liabilities	$2	$—	$2

9. Income Taxes

For the quarter ended August 1, 2010, we recorded an income tax provision of $4 million compared to $6 million for the quarter ended August 2, 2009. For the nine months ended August 1, 2010, we recorded an income tax provision of $17 million, compared to $9 million for the nine months ended August 2, 2009.

In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, we wrote down deferred tax assets of $6 million during the quarter ended May 2, 2010 that we previously recorded in this jurisdiction, which is included in the $17 million provision for income tax referred to above.

10. Segment Information

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

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Related Party Transactions

Kohlberg Kravis Roberts & Co., or KKR, and Silver Lake Partners, or Silver Lake

As of August 27, 2010, KKR and Silver Lake together, the Sponsors, through their investments in Bali Investments S.àr.l., indirectly own approximately 48% of Parent’s shares. We previously entered into an advisory agreement with affiliates of the Sponsors, for ongoing consulting and management advisory services. Pursuant to the advisory agreement, we also recorded less than $1 million of advisory fees payable to each of KKR and Silver Lake during the nine months ended August 2, 2009 in connection with a qualifying acquisition. The advisory agreement was terminated in the fourth quarter of fiscal year 2009, in connection with Parent’s Initial Public Offering, or IPO.

Capstone Consulting

Capstone Consulting, or Capstone, an affiliate of KKR was granted options to purchase 800,000 ordinary shares of Parent with an exercise price of $5.00 per share on February 3, 2006. These options were no longer subject to variable accounting as 700,000 of the option shares vested by the end of the first quarter of fiscal year 2010 and performance targets related to the remaining 100,000 option shares were not met and these 100,000 options shares did not vest.

Bali Investments S.àr.l, Seletar Investments Pte. Ltd. and Geyser Investment Pte. Ltd.

In connection with the Offering, selling shareholders Bali Investments S.àr.l, Geyser Investments Pte. Ltd. and Seletar Investment Pte. Ltd. agreed to reimburse the Company for two-thirds of the expenses of the Offering.

Flextronics

Mr. James A. Davidson, a director, also serves as a director of Flextronics International Ltd., or Flextronics. In the ordinary course of business, we sell certain of our products to Flextronics.

Hewlett-Packard Company

Mr. John R. Joyce, a director until March 26, 2010, also serves as a director of Hewlett-Packard Company. In the ordinary course of business, we sell certain of our products to Hewlett-Packard Company. We also use Hewlett-Packard Company as a service provider for information technology services.

PMC Sierra, Inc.

Mr. James Diller, a director and the chairman of our board of directors, also serves on the board of directors of PMC Sierra, Inc., or PMC Sierra, as vice-chairman. In the ordinary course of business, we sell certain of our products to PMC Sierra.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transactions and balances with our related parties were as follows (in millions):

	Quarter Ended		Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009		August 1, 2010
Net revenue:
Flextronics	$21	$27	$68		$86
Hewlett-Packard Company[1]	10	—	31		12
PMC Sierra	—	—	1		—
Operating expenses:
KKR (Advisory fees)	$1	—	$2		—
Silver Lake (Advisory fees)	1	—	2		—
Hewlett-Packard Company[1]	5	—	19		6
Capstone (Share-based compensation)	1	—	—	*	—	*

	November 1, 2009	August 1, 2010
Receivables:
Flextronics	$16	$14
Hewlett-Packard Company[1]	4	—
Bali Investments S.àr.l.	—	1
Seletar Investments Pte. Ltd.	—	—	*
Geyser Investment Pte. Ltd.	—	—	*

	November 1, 2009		August 1, 2010
Payables:
KKR	$—	*	$—	*
Silver Lake	—	*	—	*

*	Represents amounts less than $0.5 million.
[1]	Amounts represent net revenue and operating expense transactions with Hewlett-Packard Company through the six months ended May 2, 2010, after which Hewlett-Packard ceased to be a related party.

12. Commitments and Contingencies

Commitments

Purchase Commitments. At August 1, 2010, we had unconditional purchase obligations of $52 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At August 1, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at August 1, 2010 were $7 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $2 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 5. “Borrowings.”

There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for fiscal year 2009.

Contingencies

We are subject to certain routine legal proceedings, as well as demands, claims and threatened litigation, that arise in the normal course of our business, including assertions that we may be infringing patents or other intellectual property rights of others. We

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to radio frequency, or RF, filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents, and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S District court, Northern District of California seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt, which license is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products. We also filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt has breached the terms of the cross-license agreement between the parties. We are seeking a determination that PixArt is not licensed to use our portfolio of patents for optical finger navigation products, damages in an unspecified amount, termination for breach, or rescission, of the license agreement and attorneys fees.

On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.

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

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the second quarter of fiscal year 2009 we identified another product quality issue with a particular component, took steps to correct the quality issue and notified our customers. Though the expected failure rate of the product was not 100%, based on our quality tests, we have offered to replace all such components used or still held by our customers. We recorded charges of $6 million during fiscal year 2009 related to this product quality issue, based on the progress of discussions with our customers and our evaluation of the best estimate of our exposure related to this matter, which covered costs to scrap inventory of such components held by us and costs associated with providing replacement parts to customers. During the first six months of fiscal year 2010, we recorded additional charges of $11 million, consisting of $5 million and $6 million in the first and second quarters of fiscal year 2010, respectively, to cover customer claims for reimbursements of costs incurred by such customers related to this product quality issue. During the third quarter of fiscal year 2010, we reached final settlement agreements with certain customers on this product quality issue. The final settlement amounts approximate the estimated accrued warranty obligations for those customers. We made $1 million of cash settlement payments in connection with certain of these agreements during the third quarter of fiscal year 2010, resulting in a $1 million decrease in the warranty accrual for this product quality issue during this same period. We presently believe that amounts we have recorded in our financial statements will be adequate to resolve any warranty obligations related to this issue, although this assessment is subject to change based on the ultimate resolution of this matter with remaining customers. We continue to have discussions with affected customers on the matter and although we have made our best estimate of the expected warranty obligation based on available information, we could record further charges in future periods based on the ultimate resolution of this matter with such customers.

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

13. Subsequent Event

On August 6, 2010, Parent filed a shelf registration statement on Form S-3 with the SEC, through which Parent may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings. On August 13, 2010 certain of Parent’s shareholders offered and sold 14,905,000 of Parent’s ordinary shares in a registered public offering (“the August Offering”). The August Offering closed on August 18, 2010. Parent did not receive any proceeds from the sale of shares sold in the August Offering other than proceeds from options exercised by certain shareholders in connection with the sale of shares by them in the August Offering.

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

There have been no significant changes in our critical accounting policies during the nine months ended August 1, 2010 compared to those previously disclosed in “Critical Accounting Policies and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our 2009 Annual Report on Form 10-K.

Results from Operations

Quarter and Nine Months Ended August 1, 2010 Compared to Quarter and Nine Months Ended August 2, 2009

The following tables set forth our results of operations for the quarters and nine months ended August 1, 2010 and August 2, 2009.

	Quarter Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$363	$550	100%	100%
Cost of products sold:
Cost of products sold	205	271	56	49
Amortization of intangible assets	15	15	4	3
Restructuring charges	2	1	1	0

Total cost of products sold	222	287	61	52

Gross margin	141	263	39	48
Research and development	59	71	16	13
Selling, general and administrative	40	51	11	9
Amortization of intangible assets	5	5	1	1
Restructuring charges	13	1	4	0

Total operating expenses	117	128	32	23

Income from operations	24	135	7	25
Interest expense	(20)	(8)	(5)	(2)
Other income, net	4	—	1	0

Income before income taxes	8	127	3	23
Provision for income taxes	6	4	2	1

Net income	$2	$123	1%	22%

	Nine Months Ended
	August 2, 2009	August 1, 2010	August 2, 2009	August 1, 2010
	(In millions)		(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	$1,056	$1,521	100%	100%
Cost of products sold:
Cost of products sold	619	786	59	52
Amortization of intangible assets	44	44	4	3
Restructuring charges	11	1	1	0

Total cost of products sold	674	831	64	55

Gross margin	382	690	36	45
Research and development	180	205	17	13
Selling, general and administrative	122	145	12	10
Amortization of intangible assets	16	16	2	1
Restructuring charges	21	3	1	0

Total operating expenses	339	369	32	24

Income from operations	43	321	4	21
Interest expense	(58)	(27)	(5)	(2)
Gain (loss) on extinguishment of debt	1	(24)	0	(1)
Other income (expense), net	—	(2)	0	0

Income (loss) before income taxes	(14)	268	(1)	18
Provision for income taxes	9	17	1	1

Net income (loss)	$(23)	$251	(2)%	17%

Net revenue. Net revenue was $550 million for the quarter ended August 1, 2010, compared to $363 million for the quarter ended August 2, 2009, an increase of $187 million or 52%. Net revenue was $1,521 million for the nine months ended August 1, 2010, compared to $1,056 million for the nine months ended August 2, 2009, an increase of $465 million or 44%. Net revenue increased primarily due to strength in the industrial and automotive electronics and wireless communications target markets in the nine months ended August 1, 2010. The increase in net revenue was also due to significantly improved general economic conditions in the quarter and the nine months ended August 1, 2010, compared to the corresponding periods in 2009, as well as growth from proprietary products in our wireless communications and wired infrastructure target markets.

Net revenue by target market data is derived from our understanding of our end customers’ primary markets, and was as follows:

	Quarter Ended			Nine Months Ended
	August 2, 2009	August 1, 2010	Change	August 2, 2009	August 1, 2010	Change
% of net revenue
Wireless communications	46%	38%	(8)%	41%	38%	(3)%
Industrial and automotive electronics	19	31	12	23	29	6
Wired infrastructure	24	22	(2)	26	24	(2)
Consumer and computing peripherals	11	9	(2)	10	9	(1)

Total net revenue	100%	100%		100%	100%

	Quarter Ended			Nine Months Ended
	August 2, 2009	August 1, 2010	Change	August 2, 2009	August 1, 2010	Change
Net revenue (in millions)
Wireless communications	$168	$207	$39	$433	$576	$143
Industrial and automotive electronics	70	170	100	240	434	194
Wired infrastructure	87	123	36	280	367	87
Consumer and computing peripherals	38	50	12	103	144	41

Total net revenue	$363	$550	$187	$1,056	$1,521	$465

Net revenue from wireless communications products, in absolute dollars, increased significantly in the third quarter of the fiscal year 2010, and in the first nine months of fiscal year 2010, compared with the corresponding prior year periods. The growth of key platforms in next-generation smart phones at leading OEM customers, which incorporate many of our proprietary products such as 3G front-end modules, as well as increased demand for our proprietary optical finger navigation devices, drove this revenue growth.

Net revenue from industrial and automotive electronics products, in absolute dollars and as a percentage of net revenue, increased substantially in the third quarter of fiscal year 2010 and in the first nine months of fiscal year 2010 compared with the corresponding prior year periods. The increase was in large part due to the effects of a recovery in market conditions. The growth in this target market was broad based, with particular strength in sales of optocouplers, industrial fiber optic transceivers and motion encoders. We benefitted from increased spending on and new uses for our devices in applications such as inverters, servo machine tools and programmable logic controller/fieldbus industrial data communications systems used in power production and distribution, including renewable energy and smart power grid installations, factory automation and transportation applications, as well as gains in market share for a number of these products.

Net revenue from wired infrastructure products, in absolute dollars, increased in the third quarter of fiscal year 2010 and in the first nine months of fiscal year 2010 compared with the corresponding prior year periods, as spending on enterprise networking data centers and core routing improved.

Net revenue from consumer and computing peripheral products, in absolute dollars, increased in the third quarter and in the first nine months of fiscal year 2010 compared with the corresponding periods in 2009, reflecting improved sales of optical sensors and improved sales of motion encoders used in applications such as optical disc drives in the first nine months of fiscal year 2010.

Gross margin. Gross margin was $263 million for the quarter ended August 1, 2010 compared to $141 million for the quarter ended August 2, 2009, an increase of $122 million or 87%. As a percentage of net revenue, gross margin increased to 48% for the quarter ended August 1, 2010 from 39% for the quarter ended August 2, 2009. Gross margin was $690 million for the nine months ended August 1, 2010 compared to $382 million for the nine months ended August 2, 2009, an increase of $308 million or 81%. As a percentage of net revenue, gross margin increased to 45% for the nine months ended August 1, 2010 from 36% for the nine months ended August 2, 2009. The increase in gross margin percentage was attributable to continuing improvements in product mix as well as increased operating levels in our internal fabrication facilities. During the quarter ended August 1, 2010, compared to the quarter ended August 2, 2009, and the nine months ended August 1, 2010, compared to the nine months ended August 2, 2009, a higher proportion of our net revenues were from products sold into the industrial and automotive electronics target market and from sales of our proprietary products, which generally earn higher margins than our other products. During the nine months ended August 1, 2010, we recorded write-downs to inventories associated with reduced demand assumptions of $10 million compared to $21 million during the nine months ended August 2, 2009. We also recorded charges of $11 million during the nine months ended August 1, 2010 for warranty costs compared to $3 million in the nine months ended August 2, 2009, as more fully discussed in Note 12 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Research and development. Research and development expense was $71 million for the quarter ended August 1, 2010, compared to $59 million for the quarter ended August 2, 2009, an increase of $12 million or 20%. As a percentage of net revenue, research and development expenses decreased to 13% for the quarter ended August 1, 2010 from 16% for the quarter ended August 2, 2009. The increase in absolute dollars was primarily attributable to $4 million in additional research and development project support, a $3 million increase in incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability and $2 million increase in employee compensation related to annual merit increases implemented in fiscal year 2010 as compared to the quarter ended August 2, 2009. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 52% during the quarter ended August 1, 2010 compared to the quarter ended August 2, 2009.

Research and development expense was $205 million for the nine months ended August 1, 2010, compared to $180 million for the nine months ended August 2, 2009, an increase of $25 million or 14%. As a percentage of net revenue, research and development expenses decreased to 13% for the nine months ended August 1, 2010 from 17% for the nine months ended August 2, 2009. The increase in absolute dollars was primarily attributable to a $9 million increase in incentive compensation expense related to our employee bonus program, which is a variable expense related to our overall profitability, $5 million increase in employee compensation related to annual merit increases implemented in fiscal year 2010, $5 million in additional research and development project support and $3 million increase in share-based compensation expense as compared to the nine months ended August 2, 2009. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 44% during the nine months ended August 1, 2010 compared to the nine months ended August 2, 2009.

Selling, general and administrative. Selling, general and administrative expense was $51 million for the quarter ended August 1, 2010 compared to $40 million for the quarter ended August 2, 2009, an increase of $11 million or 28%. As a percentage of net revenue, selling, general and administrative decreased to 9% for the quarter ended August 1, 2010 compared to 11% for the quarter ended August 2, 2009. The increase in absolute dollars was primarily attributable to a $2 million increase in incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability, $2 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010, and $2 million increase in share-based compensation expense as compared to the quarter ended August 2, 2009. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 52% during the quarter ended August 1, 2010 compared to the quarter ended August 2, 2009.

Selling, general and administrative expense was $145 million for the nine months ended August 1, 2010 compared to $122 million for the nine months ended August 2, 2009, an increase of $23 million or 19%. As a percentage of net revenue, selling, general and administrative expense decreased to 10% for the nine months ended August 1, 2010 compared to 12% for the nine months ended August 2, 2009. The increase in absolute dollars was attributable to a $9 million increase in incentive compensation expense related to our employee bonus program which is a variable expense related to our overall profitability, $7 million increase in share-based compensation expense as compared to the quarter ended August 2, 2009, $2 million increase in legal expenses related to offensive litigation matters initiated in fiscal year 2010 and $2 million increase in sales commission expense as compared to the nine months ended August 2, 2009. The decrease as a percentage of net revenue is primarily attributable to an increase in net revenue of 44% during the nine months ended August 1, 2010 compared to the nine months ended August 2, 2009.

Amortization of intangible assets. Total amortization of intangible assets incurred was $20 million each for the quarters ended August 1, 2010 and August 2, 2009. Total amortization of intangible assets incurred was $60 million each for the nine months ended August 1, 2010 and August 2, 2009.

Restructuring charges. During the quarter ended August 1, 2010, we incurred $2 million in total restructuring charges, compared to total restructuring charges of $15 million for the quarter ended August 2, 2009. During the nine months ended August 1, 2010, we incurred total restructuring charges of $4 million compared to $32 million for the nine months ended August 2, 2009, both predominantly representing employee termination costs. The decrease in total restructuring charges for both the quarter and nine months ended August 1, 2010 compared to the quarter and nine months ended August 2, 2009 is due to our significant restructuring activities in fiscal year 2009 in response to the then macroeconomic business conditions. See Note 8 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Interest expense. Interest expense was $8 million for the quarter ended August 1, 2010, compared to $20 million for the quarter ended August 2, 2009, which represents a decrease of $12 million or 60%. Interest expense was $27 million for the nine months ended August 1, 2010, compared to $58 million for the nine months ended August 2, 2009, which represents a decrease of $31 million or 53%. The decrease is primarily due to the redemption and repurchases of $470 million aggregate principal amount of our outstanding notes made subsequent to the first quarter of fiscal year 2009.

Gain (loss) on extinguishment of debt. During the nine months ended August 1, 2010, we redeemed $318 million aggregate principal amount of our senior fixed rate notes and the remaining $46 million aggregate principal amount of our senior floating rate notes. The redemption of the senior fixed rate notes and senior floating rate notes resulted in a loss on extinguishment of debt of $24 million. During the nine months ended August 2, 2009, we repurchased $3 million in principal amount of our senior subordinated notes in the open market, resulting in a gain on extinguishment of debt of $1 million. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Other income (expense), net. Other income (expense), net includes interest income, currency gains (losses) on balance sheet remeasurement and other miscellaneous items. Other income, net was less than $1 million and other expense, net was $2 million for the quarter and nine months ended August 1, 2010, respectively, compared to other income, net of $4 million and less than $1 million for the quarter and nine months ended August 2, 2009, respectively. Other income, net for the quarter and nine months ended August 2, 2009 included a $4 million in government grants offset by a $2 million other-than-temporary impairment charge related to an investment accounted for under the cost method. Other income, net and other expense, net for the quarter and nine months ended August 1, 2010 included currency losses of $1 million and $4 million, respectively, offset by $1 million in government grants in each period.

Provision for income taxes. We recorded income tax expense of $4 million and $17 million for the quarter and nine months ended August 1, 2010, respectively, and compared to $6 million and $9 million for the quarter and nine months ended August 2, 2009, respectively. In February 2010, the Malaysian government granted us a tax holiday on our qualifying Malaysian income, which is effective for ten years beginning with our fiscal year 2009. As a result of receiving this tax incentive, during the quarter ended May 2, 2010 we wrote down deferred tax assets of $6 million that we previously recorded which is included in the $17 million income tax expense referred to above. As a result, our income tax expense was higher in the second quarter and first nine months of fiscal year 2010 than the corresponding periods in fiscal year 2009.

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

Liquidity and Capital Resources

Our primary sources of liquidity as at August 1, 2010, consisted of: (1) approximately $367 million in cash and cash equivalents, (2) cash we expect to generate from operations and (3) our $350 million revolving credit facility, which is committed until December 1, 2011, of which $339 million is available to be drawn (after taking into account $11 million of letters of credit outstanding under the facility). Our short-term and long-term liquidity requirements primarily arise from: (i) interest and principal payments related to our debt obligations, (ii) working capital requirements and (iii) capital expenditures, including acquisitions from time to time. We believe that our cash and cash equivalents on hand, and cash flows from operations, combined with availability under our revolving credit facility, will provide sufficient liquidity to fund our current obligations, projected working capital requirements and capital spending for at least the next 12 months.

In August 2010, Avago Technologies Limited, or Parent, filed a shelf registration statement on Form S-3 with the SEC, through which Parent may sell from time to time any combination of ordinary shares, debt securities, warrants, rights, purchase contracts and units, in one or more offerings.

On July 1, 2010, we amended the credit agreement governing our revolving credit facility to, among other things (i) give us additional flexibility, subject to certain conditions, to make certain restricted payments, and (ii) clarify and amend the provisions in the credit agreement relating to defaulting lenders, including provisions relating to the rights and obligations of the borrowers and the non-defaulting lenders in the event of, among other things, the insolvency of a lender or its parent company.

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

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	August 2, 2009	August 1, 2010
Net cash provided by operating activities	$87	$315
Net cash used in investing activities	(42)	(56)
Net cash used in financing activities	(4)	(364)

Net increase (decrease) in cash and cash equivalents	$41	$(105)

Cash Flows for the Nine Months Ended August 1, 2010 and August 2, 2009

Operating Activities

Net cash provided by operating activities during the nine months ended August 1, 2010 was $315 million. The net cash provided by operating activities was principally due to net income of $251 million and non-cash charges of $146 million, offset by changes in operating assets and liabilities of $82 million. The non-cash charges of $146 million included $119 million for depreciation and amortization, $18 million of share-based compensation and $8 million of debt issuance costs written off in connection with our debt redemption. Net income was also reduced by $16 million for the premium paid on our debt redemption which is included in the $24 million loss on extinguishment of debt in the unaudited condensed consolidated statement of operations.

Accounts receivable increased to $279 million at the end of the third quarter of fiscal year 2010 from $186 million at the end of fiscal year 2009. The number of days sales outstanding increased to 46 days at August 1, 2010 from 40 days at November 1, 2009 due to linearity of revenue. We use the current quarter revenue in our calculation of number of days sales outstanding.

Inventory increased to $185 million at August 1, 2010 from $162 million at the end of fiscal year 2009. The number of days of inventory on hand remained flat at 62 days at August 1, 2010 compared to November 1, 2009. We use the current quarter cost of products sold in our calculation of days on hand of inventory. The increase in inventory dollar amount is attributable to anticipated increased demand.

Current liabilities decreased from $854 million at the end of fiscal year 2009 to $528 million at the end of the third quarter of fiscal year 2010 mainly due to the redemption of $364 million of long-term debt that was classified as current at November 1, 2009 (as it had been irrevocably called for redemption before the fiscal year end) and decreases in accrued interest. This decrease was offset by an increase in accounts payable and employee compensation and benefits. Accrued interest decreased $20 million or 80% from fiscal year 2009 mainly due to the debt redemption and semi-annual interest payments made during the first nine months of fiscal year 2010. Accounts payable increased to $172 million from $154 million at the end of fiscal year 2009 mainly due to timing of disbursements and higher volume of purchases related to increase in revenue. Employee compensation and benefits increased to $69 million from $55 million at fiscal year 2009 mainly due to our employee bonus program related to our overall profitability.

Net cash provided by operating activities during the nine months ended August 2, 2009 was $87 million. The net cash provided by operating activities was primarily due to non-cash charges of $120 million for depreciation and amortization offset by net loss of $23 million.

Accounts receivable at the end of the third quarter of fiscal year 2009 decreased slightly by $6 million, from the amount at the end of fiscal year 2008. The number of days sales outstanding increased to 45 days at August 2, 2009 from 37 days at November 2, 2008 due to linearity of revenue. We use the corresponding quarter revenue in our calculation of number of days sales outstanding. Inventory decreased to $153 million at August 2, 2009 from $188 million at the end of fiscal year 2008. The number of days of inventory on hand was 65 days and 68 days at November 2, 2008 and August 2, 2009. The inventory balance at the end of fiscal year 2008 was higher mainly due to seasonality. We use the corresponding quarter cost of products sold in our calculation of days on hand of inventory.

Current liabilities decreased from $330 million at the end of fiscal year 2008 to $248 million at the end of the third quarter of fiscal year 2009 mainly due to the decrease in employee compensation and benefit accruals attributable to payments under our employee bonus plans. The decrease was also attributable to the decrease in accounts payable from fiscal year 2008 due to timing of disbursements.

Investing Activities

Net cash used in investing activities for the nine months ended August 1, 2010 was $56 million, primarily due to purchases of property, plant and equipment of $49 million and $8 million related to a business acquisition.

Net cash used in investing activities for the nine months ended August 2, 2009 was $42 million. The net cash used in investing activities was primarily due to purchases of property, plant and equipment of $37 million and $7 million related to a business acquisition.

Financing Activities

Net cash used in financing activities for the nine months ended August 1, 2010 was $364 million. The net cash used in financing activities was principally from the redemption of $318 million in principal amount of senior fixed rate notes and $46 million principal amount of senior floating rate notes. Net cash was not affected significantly by financing activities for the nine months ended August 2, 2009.

Indebtedness

As of August 1, 2010, we had $230 million aggregate principal amount of our senior subordinated notes outstanding and $6 million of capital lease obligations. At such date, we had an additional $339 million of borrowing capacity available under our revolving credit facility (after taking into account $11 million of outstanding letters of credit, which reduce the amount available under our revolving credit facility on a dollar for dollar basis).

Contractual Commitments

Purchase Commitments. At August 1, 2010, we had unconditional purchase obligations of $52 million for fiscal year 2010 and none thereafter. These unconditional purchase obligations include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, fixed, minimum or variable price provisions and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty.

Debt. At August 1, 2010, we had debt obligations of $230 million. Estimated future interest expense payments related to debt obligations at August 1, 2010 were $7 million for the remainder of 2010, $29 million for 2011, $28 million for 2012, and $27 million each for 2013, 2014, and 2015, respectively and $2 million thereafter. Estimated future interest expense payments include interest payments on our outstanding notes, commitment fees, and letter of credit fees. See Note 5 to the Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

There were no other substantial changes to our contractual commitments during the first nine months of fiscal year 2010 from those disclosed in our Annual Report on Form 10-K for the fiscal year ended November 1, 2009.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements at August 1, 2010 as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

Accounting Changes and Recent Accounting Standards

For a description of accounting changes and recent accounting standards, including the expected dates of adoption and estimated effects, if any, on our unaudited consolidated condensed financial statements, see Note 1 to the Notes to Unaudited Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Refer to Part II, Item 7A. “Quantitative and Qualitative Disclosures About Market Risk,” in our 2009 Annual Report on Form 10-K. There have been no material changes in market risk from the information reported in our 2009 Annual Report on Form 10-K other than those noted below.

Foreign Currency Derivative Instruments

Although a majority of our revenue and operating expenses is denominated in U.S. dollars, and we prepare our financial statements in U.S. dollars in accordance with GAAP, a portion of our revenue and operating expenses is in foreign currencies. Our revenues, costs and expenses and monetary assets and liabilities are exposed to changes in currency exchange rates as a result of our global operating and financing activities. To mitigate the exposures resulting from the changes in the exchange rates of these currencies, we enter into foreign exchange forward contracts to hedge a portion of these exposures. Contracts that meet accounting criteria are designated at inception as hedges of the related foreign currency exposures, which include committed and anticipated transactions that are denominated in currencies other than the U.S. dollar. The criteria for designating a derivative as a hedge include the assessment of the instrument’s effectiveness in risk reduction, matching of the derivative instrument to its underlying transaction, and the assessment of the probability that the underlying transaction will occur. Our foreign exchange forward contracts generally mature within three to six months. We do not use derivative financial instruments for speculative or trading purposes. As of August 1, 2010, there were no foreign exchange forward contracts outstanding.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2010. We maintain disclosure controls and procedures that are intended to ensure that the information required to be disclosed in our Exchange Act filings is properly and timely recorded, processed, summarized and reported. These disclosure controls and procedures are also intended to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures. Based on this evaluation, our CEO and CFO concluded that, as of August 1, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

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

From time to time, we are involved in litigation that we believe is of the type common to companies engaged in our line of business, including commercial disputes and employment issues. As of the date of this filing, we are not involved in any pending legal proceedings that we believe would likely have a material adverse effect on our financial condition, results of operations or cash flows. However, certain pending disputes involve claims by third parties that our activities infringe their patent, copyright, trademark or other intellectual property rights. These claims generally involve the demand by a third-party that we cease the manufacture, use or sale of the allegedly infringing products, processes or technologies and/or pay substantial damages or royalties for past, present and future use of the allegedly infringing intellectual property. For example, on July 23, 2009, TriQuint Semiconductor, Inc. filed a complaint against us and certain of our subsidiaries in the U.S. District Court, District of Arizona seeking declaratory judgment that four of our patents relating to RF filter technology used in our wireless products are invalid and, if valid, that TriQuint’s products do not infringe any of those patents. In addition, TriQuint claims that certain of our wireless products infringe three of its patents. TriQuint is seeking damages in an unspecified amount, treble damages for alleged willful infringement, attorneys fees and injunctive relief. We filed our answer and initial counterclaim on September 17, 2009, denying infringement, asserting the invalidity of TriQuint’s patents and asserting infringement by TriQuint of ten Avago patents and filed additional counterclaims on March 25, 2010 for the misappropriation of Avago trade secrets. On October 16, 2009, TriQuint filed its answer to our initial counterclaim, denying infringement and filed an antitrust counterclaim and counterclaims for declaratory judgment of non infringement and invalidity. While the court dismissed TriQuint’s antitrust counterclaims on procedural grounds on March 16, 2010, TriQuint has since filed a motion to file an amended pleading for its anti-trust claims, which was granted on August 3, 2010. We intend to defend this lawsuit vigorously, which actions may include the assertion by us of additional claims or counterclaims against TriQuint related to our intellectual property portfolio.

In addition, on February 8, 2010, PixArt Imaging Inc. filed an action against us in the U.S District Court, Northern District of California seeking a determination of whether PixArt is licensed to use our portfolio of patents for optical finger navigation products pursuant to an existing cross-license agreement between us and PixArt, which license is limited to optical mouse and optical mouse trackball products. We did not license to PixArt our patents for optical finger navigation products. We intend to defend this action vigorously and to seek to have the scope of the cross-license agreement properly construed by the court as excluding such products. We also filed a counterclaim against PixArt on March 31, 2010, asserting that PixArt has breached the terms of the cross-license agreement between the parties. We are seeking a determination that PixArt is not licensed to use our portfolio of patents for optical finger navigation products, damages in an unspecified amount, termination for breach, or rescission, of the license agreement and attorneys fees.

On March 15, 2010 we filed a patent infringement action against ST Microelectronics NV in the Eastern District of Texas for infringement of four of our patents related to optical navigation devices. We amended the complaint on July 6, 2010 adding infringement of a fifth optical navigation related patent to the action. We are seeking injunctive relief, damages in an unspecified amount, treble damages for willful infringement and attorneys fees. In response, ST Microelectronics filed a patent infringement action against us in the Northern District of Texas alleging that our sales of certain optical navigation devices infringed two ST Microelectronics’ patents. ST Microelectronics is seeking injunctive relief and damages in an unspecified amount. We intend to defend this lawsuit vigorously, and future actions may include the assertion by us of additional claims or counterclaims against ST Microelectronics related to our intellectual property portfolio.

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

A description of the risk factors associated with our business is set forth below. We review and, where applicable, update our risk factors each quarter. The description set forth below supersedes the description of the risk factors previously disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended May 2, 2010. These risk factors, which could materially affect our business, financial conditions or results of operations, are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also adversely affect our business, financial condition or results of operations.

Risks Related to Our Business

The recent economic downturn and financial crisis has negatively affected our business and continuing poor economic conditions may negatively affect our future business, results of operations, and financial condition.

The recent global economic downturn and financial crisis have led to slower economic activity, unemployment, concerns about inflation and energy costs, decreased business and consumer confidence, reduced corporate profits and capital spending, adverse business conditions and lower levels of liquidity in many financial markets. The global recession also led to reduced customer spending in the semiconductor market and in our target markets during 2009, made it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and caused U.S. and foreign businesses to slow spending on our products. While there are signs of recovery in many areas of the global economy, including in the semiconductor industry, continuing poor or worsening global economic conditions, including as a result of conditions in Europe, or a slowdown of an economic recovery, may cause additional reductions in customer spending and could lead to the insolvency of key suppliers resulting in product delays, lead to customer insolvencies, and also result in counterparty failures that may negatively impact our treasury operations. Our business, financial condition and result of operations were negatively affected in prior periods as a result of the recent downturn, and, if the downturn continues or worsens, could be materially adversely affected in future periods.

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

We operate a primarily outsourced manufacturing business model that principally utilizes third-party foundry and assembly and test capabilities. As a result, we are highly reliant on third-party foundry wafer fabrication and assembly and test capacity, including sole sourcing for many components or products. For certain of our product families, substantially all of our revenue from those products is derived from semiconductors fabricated by external foundries such as Taiwan Semiconductor Manufacturing Company Ltd. and WIN Semiconductors Corp. We also use third-party contract manufacturers for a significant majority of our assembly and test operations, including Amertron Incorporated, Amkor Technology, and the Hana Microelectronics Public Company Ltd. group of companies. The ability and willingness of our contract manufacturers to perform is largely outside of our control. If one or more of our contract manufacturers or other outsourcers fails to perform its obligations in a timely manner or at satisfactory quality levels, our ability to bring products to market and our reputation could suffer. If one of our suppliers ceases to, or is unable to, manufacture such a component or supply is otherwise constrained, we may be forced to re-engineer a product or may fail to meet customer demand. In addition to discontinuing parts, suppliers may also extend lead times, limit supplies or increase prices due to capacity constraints or other factors. For example, in the event that manufacturing capacity is reduced or eliminated at one or more facilities, including as a response by contract manufacturers to cycles in the semiconductor industry, manufacturing could be disrupted, we could have difficulties fulfilling our customer orders and our net revenue could decline. In addition, if these third parties on whom we are highly reliant fail to deliver quality products and components on time and at reasonable prices, we could have difficulties fulfilling our customer orders and our net revenue could decline. In such events, our business, financial condition and results of operations would be adversely affected.

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

Claims that our products or processes infringe or misappropriate these rights, regardless of their merit or resolution, are frequently costly and divert the efforts and attention of our management and technical personnel. In addition, many of our customer agreements and in some cases our asset sale agreements require us to indemnify our customers or purchasers for third-party intellectual property infringement claims, which have required and may in the future require that we defend those claims, and might require that we pay damages in the case of adverse rulings. Claims of this sort could also harm our relationships with our customers and might deter future customers from doing business with us. We do not know whether we will prevail in such proceedings given the complex technical issues and inherent uncertainties in intellectual property litigation. If any pending or future proceedings result in an adverse outcome, we could be required to:

•	cease the manufacture, use or sale of the infringing products, processes or technology;

•	pay substantial damages for past, present and future use of the infringing technology;

•	expend significant resources to develop non-infringing technology;

•	license technology from the third-party claiming infringement, which license may not be available on commercially reasonable terms, or at all;

•	enter into cross-licenses with our competitors, which could weaken our overall intellectual property portfolio;

•	indemnify customers or distributors;

•	pay substantial damages to our customers or end users to discontinue use or replace infringing technology with non-infringing technology; or

•	relinquish intellectual property rights associated with one or more of our patent claims, if such claims are held invalid or otherwise unenforceable.

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

In addition, our competitors or others may develop products or technologies that are similar or superior to our products or technologies, duplicate our products or technologies or design around our protected technologies. Effective patent, trademark, copyright and trade secret protection may be unavailable or more limited in one or more relevant jurisdictions, relative to those protections available in the United States, or may not be applied for in one or more relevant jurisdictions. Moreover, from time to time we pursue litigation to assert our intellectual property rights, including, in some cases, against third parties with whom we have ongoing relationships, such as customers and suppliers, and third parties may pursue litigation against us. For example, we have filed suit against with ST Microelectronics NV. in which, we are seeking a judgment that they have infringed five of our patents relating to optical navigation devices and they have counter-filed against us alleging that certain of our optical navigation devices infringe two of their patents. See Part II, Item 1. “Legal Proceedings” above for additional information regarding this dispute. An adverse decision in such types of legal action could limit our ability to assert our intellectual property rights and limit the value of our technology, including the loss of opportunities to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property against others. In addition, such legal actions or adverse decisions could otherwise negatively impact our business, financial condition and results of operations.

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

We are currently, and from time to time may be, subject to warranty or product liability claims that have lead and may in the future lead to significant expenses as we compensate affected customers for costs incurred related to product quality issues. For example, in the second quarter of 2009 we identified a product quality issue with a particular component that we took steps to correct, including notifying our customers and offering to replace such components. We are continuing our discussions with affected customers regarding this issue, and have compensated or otherwise rectified the issue with many of those customers. As at August 1, 2010, we have recorded $17 million in charges associated with this issue, including $11 million in the first half of fiscal 2010 and may incur additional charges as we continue to work with our customers to resolve the matter.

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

Visibility into our markets is limited. As has been the case in the recent economic downturn, any decline in our customers’ markets would likely result in a reduction in demand for our products and make it more difficult to collect on outstanding amounts due to us. For example, if the Asian market does not continue to grow as anticipated or if the semiconductor market declines, our results of operations will likely continue to suffer. In such an environment, pricing pressures could intensify and, if we were unable to respond quickly, could significantly reduce our gross margins. To the extent we cannot offset recessionary periods or periods of reduced growth that may occur in these markets through increased market share or otherwise, our net revenue may decline and our business, financial condition and results of operations may suffer. Pricing pressures and competition are especially intense in semiconductor-related industries, which could prevent achievement of our long-term financial goals and could require us to implement additional cost-cutting measures. Furthermore, projected industry growth rates may not be as forecasted, which could result in spending on process and product development well ahead of market requirements, which could have a material adverse effect on our business, financial condition and results of operations.

The demands or loss of one or more of our significant customers may adversely affect our business.

Some of our customers are material to our business and results of operations. During the nine months ended August 1, 2010, one customer accounted for 10% or more of our net revenue, and our top 10 customers, which included five distributors, collectively accounted for 57% of our net revenue. During the fiscal year ended November 1, 2009, no customer accounted for 10% or more of our net revenue, and our top 10 customers, which included four distributors, collectively accounted for 60% of our net revenue. We believe our top customers’ purchasing power has given them the ability to make greater demands on their suppliers, including us. We expect this trend to continue, which we expect will result in our results of operations becoming increasingly sensitive to deterioration in the financial condition of, or other adverse developments related to, one or more of our significant customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on an annual basis, they generally purchase our products on a weekly or daily basis and the relationship, as well as particular orders, can be terminated at any time. The loss of any of our major customers, or any substantial reduction in sales to any of these customers, could have a material adverse effect on our business, financial condition and results of operations.

We generally do not have any long-term supply contracts with our contract manufacturers or materials suppliers and may not be able to obtain the products or raw materials required for our business, which could have a material adverse affect on our business.

We either obtain the products we need for our business from third-party contract manufacturers or we obtain the materials we need for our products from suppliers. We purchase a significant portion of our semiconductor materials from a few suppliers. For the nine months ended August 1, 2010, we purchased 54% of the materials for our manufacturing processes from eight suppliers. For the fiscal year ended November 1, 2009, we purchased 52% of the materials for our manufacturing processes from eight suppliers. Substantially all of our purchases are on a purchase order basis, and we have not generally entered into long-term contracts with our contract manufacturers or suppliers. In the event that these purchase orders or relationships with suppliers are terminated, we cannot obtain sufficient quantities of raw materials at reasonable prices, the quality of the material deteriorates, we fail to satisfy our customers’ requirements or we are not able to pass on higher materials costs to our customers, our business, financial condition and results of operations could be adversely impacted. For example, during fiscal year 2008, we experienced an increase in our cost of products sold as a result of higher energy costs.

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

We sell our products throughout the world. In addition, approximately 67% of our employees are located outside of the United States. Multiple factors relating to our international operations and to particular countries in which we operate could have a material adverse effect on our business, financial condition and results of operations. These factors include:

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

A majority of our products are produced and sourced in Asia, including in China, Malaysia, the Philippines, Singapore, Taiwan and Thailand. Any conflict or uncertainty in these countries, including due to political or civil unrest or public health or safety concerns could have a material adverse effect on our business, financial condition and results of operations. In addition, if the government of any country in which our products are manufactured or sold sets technical standards for products manufactured in or imported into their country that are not widely shared, it may lead certain of our customers to suspend imports of their products into that country, require manufacturers in that country to manufacture products with different technical standards and disrupt cross-border manufacturing relationships which, in each case, could have a material adverse effect on our business, financial condition and results of operations.

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

If we suffer loss or significant damage to our factories, facilities or distribution system due to catastrophe, our operations could be seriously harmed.

Our factories, facilities and distribution system, and those of our contract manufacturers, are subject to risk of catastrophic loss due to fire, flood, or other natural or man-made disasters. The majority of our facilities and those of our contract manufacturers are located in the Pacific Rim region, a region with above average seismic and severe weather activity. Any catastrophic loss or significant damage to any of these facilities would likely disrupt our operations, delay production, shipments and revenue and result in significant expenses to repair or replace the facility. In particular, any catastrophic loss at our Fort Collins, Colorado and Singapore facilities would materially and adversely affect our business.

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

During fiscal year 2009, we pursued a number of restructuring initiatives designed to reduce costs and increase revenue across our operations, in large part due to the global economic downturn and related decline in demand for our customers’ products. These initiatives included significant workforce reductions in certain areas as we realigned our business, establishing certain operations closer in location to our global customers, evaluating functions more efficiently performed through partnerships or other outside relationships and steps to attempt to further reduce our overhead costs. As a result of these initiatives, we incurred restructuring charges of $34 million in fiscal year 2009 and have incurred an aggregate of $4 million during the first three quarters of fiscal year 2010, including $2 million in the fiscal quarter ended August 1, 2010.

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

We sell many of our products to customers through distributors who maintain their own inventory of our products for sale to dealers and end users. We recognize revenues for sales to distributors upon delivery to the distributor. We limit distributor return rights and we allow limited price adjustments on sales to distributors. We provide reserves for distributor rights related to these limited stock returns and price adjustments. Sales to distributors accounted for 41% and 33% of our net revenue for the nine months ended August 1, 2010 and the fiscal year ended November 1, 2009, respectively.

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

We rely on third-party distributors and manufacturers’ representatives, as well as our employee sales representatives, and the failure of these representatives to perform as expected could reduce our future sales.

We sell many of our products to customers through distributors and manufacturers’ representatives, as well as through our employee sales representatives. We are unable to predict the extent to which our distributors and manufacturers’ representatives will be successful in marketing and selling our products. Moreover, many of our distributors and manufacturers’ representatives and distributors also market and sell competing products. Our relationships with our representatives and distributors may be terminated by either party at any time. As part of a change in strategy, in order to more effectively manage sales representatives’ performance, we recently terminated our relationships with a substantial number of our manufacturing representatives in the United States and have replaced them with additional employee representatives. Our future performance will depend, in part, on our ability to attract additional distributors or manufacturers’ representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products, and on our ability to effectively transition sales efforts from our terminated U.S. manufacturing representatives to our employee sales representatives. If we cannot retain our current distributors or manufacturers’ representatives or recruit additional or replacement distributors or manufacturers’ representatives, or effectively manage the transition from our terminated U.S. manufacturing representatives to our employee sales representatives, our sales and operating results will be harmed.

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

We are required to assess our internal control over financial reporting on an annual basis and any adverse findings from such assessment could result in a loss of investor confidence in our financial reports, significant expenses to remediate any internal control deficiencies.

We are required to assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. As required, we complied with Section 404(a) (management’s report on internal control over financial reporting) under the Sarbanes-Oxley Act of 2002, as amended, or the Sarbanes-Oxley Act, for the fiscal year ended November 1, 2009, and we will be required to comply with Section 404(b) (auditor’s attestation on the effectiveness of our internal control over financial reporting) for the fiscal year ending October 31, 2010. The testing by our independent registered public accounting firm that must be performed for the fiscal year ending on October 31, 2010, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. A “material weakness” is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. If we fail to implement the requirements of Section 404 in a timely manner, we might be subject to sanctions or investigation by regulatory agencies such as the SEC. In addition, failure to comply with Section 404 or the disclosure by us of a material weakness may cause investors to lose confidence in our financial statements.

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

As at August 1, 2010, we had $234 million of long-term indebtedness outstanding, consisting of $230 million of our senior subordinated notes and $4 million in long-term obligations for capital leases. In addition, we had $11 million of letters of credit outstanding under our revolving credit facility.

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

The senior subordinated notes are general unsecured obligations that are junior in right of payment to all of our existing and future senior indebtedness. As of August 1, 2010, we had no senior indebtedness (excluding the senior subordinated notes and $11 million of outstanding letters of credit under our revolving credit facility), however, we had the ability to borrow up to an additional $339 million under our revolving credit facility, which borrowings would be secured by substantially all of our assets and would rank senior to the senior subordinated notes.

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

As of August 27, 2010, our controlling shareholder, Bali Investments S. àr.l., beneficially owned approximately 48% of the outstanding voting shares of Avago Technologies Limited, the ultimate parent company of the obligors under the senior subordinated notes. As a result of this ownership and the terms of a shareholder agreement, this shareholder is currently entitled to elect at least a majority of the directors of Parent, to appoint new management and to approve actions requiring the approval of the holders of its outstanding voting shares as a single class, including adopting most amendments to our articles of association and approving mergers or sales of all or substantially all of our assets. Through their control of Parent, Bali Investments controls us, the subsidiary co-issuers and all of our subsidiary guarantors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 6.	Exhibits

Exhibit Number	Description	Incorporated by Reference Herein		Filed Herewith
		Form	Filing Date

3.1	Memorandum and Articles of Association	Avago Technologies Finance Pte. Ltd. Registration Statement on Form F-4 (Commission File No. 333-137664).	September 29, 2006

4.1	Second Amended and Restated Shareholder Agreement, dated August 11, 2009, among Avago Technologies Limited, Silver Lake Partners II Cayman, L.P., Silver Lake Technology Investors II Cayman, L.P., Integral Capital Partners VII, L.P., KKR Millennium Fund (Overseas), Limited Partnership, KKR European Fund, Limited Partnership, KKR European Fund II, Limited Partnership, KKR Partners (International), Limited Partnership, Capstone Equity Investors LLC, Avago Investment Partners, Limited Partnership, Bali Investments S.àr.l., Seletar Investments Pte Ltd, Geyser Investment Pte. Ltd. and certain other Persons	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	August 14, 2009

10.1	Amendment No. 4, dated as of July 1, 2010, to and under the Credit Agreement, dated, as of December 1, 2005, among Avago Technologies Finance Pte. Ltd., a wholly-owned subsidiary of Avago Technologies Holding Pte. Ltd., a wholly-owned subsidiary of Avago Technologies Limited, Avago Technologies Finance S.à.r.L., Avago Technologies (Malaysia) Sdn. Bhd., Avago Technologies Wireless (U.S.A.) Manufacturing Inc., and Avago Technologies U.S. Inc., the Lenders party thereto, Citicorp International Limited (Hong Kong), as Asian Administrative Agent, Citicorp North America, Inc., as Tranche B Term Loan Administrative Agent and as Collateral Agent, Citigroup Global Markets Inc., as Joint Lead Arranger and Joint Lead Bookrunner, Lehman Brothers Inc., as Joint Lead Arranger, Joint Lead Bookrunner and Syndication Agent, Credit Suisse, as Documentation Agent, Oversea-Chinese Banking Corporation Limited, as Singaporean Managing Agent, and The Royal Bank Of Scotland, as Senior Managing Agent, as amended.	Avago Technologies Limited Current Report on Form 8-K (Commission File No. 001-34428).	July 2, 2010

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

Exhibit Number	Description	Incorporated by Reference Herein		Filed Herewith
		Form	Filing Date

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002			X

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002			X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AVAGO TECHNOLOGIES FINANCE PTE. LTD.

By:	/S/ DOUGLAS R. BETTINGER
Douglas R. Bettinger Senior Vice President and Chief Financial Officer

Date: September 2, 2010